Form 10QSB
period 1997-09-30
OVM INTERNATIONAL HOLDING CORP
filed 1997-12-29
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB


           [X]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1997

          [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to _____________



                         OVM INTERNATIONAL HOLDING CORP.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Nevada                                        88-0344135
     ------------------------------                      -------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


                             West 516 Sprague Avenue
                            Spokane, Washington 99204
                ------------------------------------------------
                     (Address of Principal Executive Office)

                                 (509) 747-8590
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


(1)      Yes   X    No                         (2)        Yes        No   x
             -----     ------                                 -----     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of December 29, 1997.

Traditional Small Business Disclosure Format:     Yes  [ ]     No   [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
      FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             (Amounts in thousands, except share and per share data)

                                      Three Months Ended                    Nine Months ended
                                        September 30,                         September 30,
                                1997         1996         1997        1997        1996         1997
                                 RMB          RMB         USD         RMB          RMB          USD
                              (unaudited)  (unaudited) (unaudited) (unaudited)  (unaudited)  (unaudited)
                              ----------   ----------  ----------  ----------   ----------   ----------
SALES                             76,096       61,424       9,168     130,978      122,547       15,780

COST OF SALES                   (46,893)     (44,745)     (5,650)    (78,598)     (80,454)      (9,469)
                              ----------   ----------  ----------  ----------   ----------   ----------
GROSS PROFIT                      29,203       16,679       3,518      52,380       42,093        6,311

SELLING AND ADMIN-
  ISTRATIVE EXPENSES            (11,102)      (6,546)     (1,338)    (27,122)     (20,212)      (3,268)

PROVISION FOR BAD
  DEBTS EXPENSES                       -            -           -     (3,875)      (2,875)        (467)

INTEREST EXPENSES                (1,871)      (2,456)       (225)     (5,325)      (6,137)        (641)

OTHER INCOME, NET                  1,608      (1,669)         194       5,812          882          700

FOREIGN EXCHANGE GAIN                 -           96           -           -           62
                              ----------   ----------  ----------  ----------   ----------   ----------
INCOME BEFORE
  INCOME TAXES                    17,838        6,104       2,149      21,870       13,813        2,635

INCOME TAXES                           -            -           -           -            -            -
                              ----------   ----------  ----------  ----------   ----------   ----------
NET INCOME AFTER
  INCOME TAXES                    17,838        6,104       2,149      21,870       13,813        2,635

SHARE OF PROFIT OF
  AN ASSOCIATED
  COMPANY                             11          925           1          69          925            8
                              ----------   ----------  ----------  ----------   ----------   ----------
NET INCOME BEFORE
  MINORITY INTERESTS              17,849        7,029       2,150      21,939       14,738        2,643

MINORITY INTERESTS               (5,413)      (2,164)       (652)     (7,161)      (4,646)        (863)
                              ----------   ----------  ----------  ----------   ----------   ----------
NET INCOME                        12,436        4,865       1,498      14,778       10,092        1,780
                                  ======       ======      ======      ======       ======       ======

EARNINGS PER SHARE                  1.03         0.40        0.12        1.23         0.84         0.15
                                  ======       ======      ======      ======       ======       ======
WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                 12,050,000   12,000,000  12,050,000  12,050,000   12,000,000   12,050,000
                              ==========   ==========  ==========  ==========   ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                             (Amounts in thousands)

                                                      September 30,    December 31,     September 30,
                                                          1997             1996              1997
                                                           RMB             RMB               USD
                                             Notes     (unaudited)      (audited)        (unaudited)
                                             -----     -----------      ---------        -----------
ASSETS
Current assets:
  Cash and bank balances                                     11,301            22,526             1,362
  Accounts receivable                                       119,888           104,924            14,444
  Inventories                                  2             41,651            35,980             5,018
  Prepayments, deposits and other
    receivables                                              19,378            10,954             2,335
  Due from related parties                                   63,458            58,838             7,645
                                                         ----------        ----------        ----------
Total current assets                                        255,676           233,222            30,804
Interest in an associated company                             4,935             4,866               595
Property, machinery and equipment, net         3              9,906            10,443             1,193
Deferred asset                                                1,945             1,833               234
Goodwill                                                      3,656             3,757               441
Intangible assets                                             3,163             3,248               381
                                                         ----------        ----------        ----------
Total assets                                                279,281           257,369            33,648
                                                         ==========        ==========        ==========

LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                 40,924            41,424             4,931
  Accounts payable                                           80,551            78,246             9,704
  Advance payments by customers                              16,018            11,547             1,930
  Other payables and accrued liabilities                     16,120            22,949             1,942
  Due to related parties                                      4,540             5,755               547
  Sales taxes payable                                        12,104            10,952             1,459
                                                         ----------        ----------        ----------
Total current liabilities                                   170,257           170,873            20,513
Long term loan from a related party                           4,031             3,442               486
Minority interests                                           31,887            24,726             3,841
                                                         ----------        ----------        ----------
Total liabilities and minority interests                    206,175           199,041            24,840
                                                         ----------        ----------        ----------
Stockholders' equity:
  Common stock                                                   10                10                 1
  Authorized:
    40,000,000 (1996: 40,000,000) shares,
      par value of US$0.0001 each
  Issued and fully paid:
    12,050,000 (1996: 12,050,000) shares,
      par value of US$0.0001 each
Additional paid-in capital                                   30,795            30,795             3,710
Exchange reserve                                                405               405                49
Retained earnings                                            41,896            27,118             5,048
                                                         ----------        ----------        ----------
Total stockholders' equity                                   73,106            58,328             8,808
                                                         ----------        ----------        ----------

Total liabilities, minority interests and
  Stockholders' equity                                      279,281           257,369            33,648
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE NINE MONTHS SEPTEMBER 30, 1997 AND 1996
                             (Amounts in thousands)

                                                               Nine months ended September 30,
                                                          1997             1996              1997
                                                           RMB             RMB               USD
                                                                         (unaudited)
                                                         ----------        ----------        ----------
Cash flows from operating activities:
  Net income                                                 14,778            10,092             1,780
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Share of profit of an associated company                  (69)             (925)               (8)
      Minority interests                                      7,161             4,646               863
      Depreciation                                            1,124             1,035               135
      Amortization of goodwill                                  101               101                12
      Amortization of intangible assets                          85                87                10
    Decrease/(increase) in assets:
      Accounts receivable                                   (14,964)          (60,426)           (1,803)
      Inventories                                            (5,671)               98              (684)
      Prepayments, deposits and other receivables            (8,424)          (20,282)           (1,015)
      Due from related parties                               (4,620)            6,192              (557)
      Deferred asset                                           (112)              868               (13)
    Increase/(decrease) in liabilities:
      Accounts payable                                        2,305            51,599               278
      Advance payments by customers                           4,471            14,129               539
      Other payables and accrued liabilities                 (6,829)            7,183              (822)
      Due to related parties                                 (1,215)           (1,123)             (146)
      Sales taxes payable                                     1,152             3,754               139
                                                         ----------        ----------        ----------
Net cash provided by/(used in) operating activities         (10,727)           17,028            (1,292)
                                                         ----------        ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment             (587)           (1,007)              (71)
  Acquisition of an associated company                            -            (4,709)                -
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities            (587)           (5,716)              (71)
                                                         ----------        ----------        ----------

Cash flows from financing activities:
  Repayments of bank loans                                     (500)           (2,946)              (60)
  Advance/(repayments)  of  long  term  loan  from a
    related party                                               589            (6,431)               71
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities              89            (9,377)               11
                                                         ----------        ----------        ----------

Net increase/(decrease) in cash and cash equivalent         (11,225)            1,935            (1,352)
Cash and cash equivalent, at beginning of period             22,526            17,803             2,714
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                   11,301            19,738             1,362
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.30 quoted by the People's Bank of China as at September 30, 1997. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES
                                                  September 30,    December 31,
                                                           1997            1996
                                                            RMB             RMB
                                                    (unaudited)       (audited)

         Raw materials                                   14,593          11,917
         Work in progress                                12,946          11,891
         Finished goods                                  14,112          12,172
                                                     ----------      ----------
                                                         41,651          35,980
                                                    ===========      ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET
                                                  September 30,    December 31,
                                                           1997            1996
                                                            RMB             RMB
                                                    (unaudited)       (audited)

         At cost:
           Buildings                                      4,221           4,221
           Plant and machinery                           10,317           9,730
                                                     ----------      ----------
                                                         14,538          13,951
                                                     ----------      ----------
         Accumulated depreciation:
           Buildings                                        722             571
           Plant and machinery                            3,910           2,937
                                                     ----------      ----------
                                                          4,632           3,508
                                                     ----------      ----------
         Property, machinery and equipment, net           9,906          10,443
                                                    ===========      ==========
                                       5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         NET SALES AND GROSS PROFIT. Net sales increased by RMB8,431,000 (US$1,016,000) or 6.9% to RMB130,978,000 (US$15,780,000) in the nine months ended September 30, 1997 from RMB122,547,000 (US$14,765,000) in the corresponding period of the prior year. Sales revenues are recognized upon delivery of goods to customers. The increase in net sales revenue was primarily due to more sales contracts received and completed during the period.

         Gross profits increased by RMB10,287,000 (US$1,239,000) or 24.4% to RMB52,380,000 (US$6,311,000) for the nine months ended September 30, 1997 compared to RMB42,093,000 (US$5,071,000) in the corresponding period of the prior year. The increase in gross profit was primarily due to the increase in net sales and the higher average gross profit margin earned during the period. The average gross profit margin increased by approximately 6 percentage points to approximately 40% for the nine months ended September 30, 1997 from approximately 34% for the corresponding period in 1996. This was due primarily to the lower profit margin earned of less than 20% from the sale of steel wire in the prior period, compared to an average of 40% for the sales of other products.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB6,910,000 (US$833,000) or 34.2% to RMB27,122,000
(US$3,268,000) for the nine months ended September 30, 1997 as compared to RMB20,212,000 (US$2,435,000) in the corresponding period in 1996. The increase was primarily related to the increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period following the completion of the reverse merger of the Company in November 1996.


         PROVISION FOR BAD DEBT EXPENSES. The provision for bad debt expenses increased by RMB1,000,000 (US$120,000) or 35% to RMB3,875,000 (US$467,000) for
the nine months ended September 30, 1997 as compared to RMB2,875,000 (US$346,000) in the corresponding period in 1996. The Company has adopted a general provision policy on accounts receivable and other receivables which is calculated by applying a fixed percentage to the amounts of receivables aged over a certain period. The increase was due to more aged accounts receivable outstanding as at the end of the current period as compared to the prior period.


         INTEREST EXPENSES. Interest expenses decreased by RMB812,000 (US$98,000) or 13.2% to RMB5,325,000 (US$641,000) for the nine months ended
September 30 ,1997 as compared to RMB6,137,000 (US$739,000) in the corresponding period in 1996. The decrease was primarily due to a reduction in the amount of average bank loan outstanding during the period as compared to the prior period.

         OTHER INCOME. Other income increased by RMB4,930,000 (US$594,000) or 559% from RMB882,000 (US$106,000) for the nine months ended September 30, 1996 to RMB5,812,000 (US$700,000) for the corresponding period in current year. The increase was primarily related to interest income charged against amounts due from related companies and the joint venture partner commencing January 1, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         NET SALES AND GROSS PROFIT. Net sales increased by RMB14,672,000 (US$1,768,000) or 23.9% to RMB76,096,000 (US$9,168,000) in the three months ended September 30, 1997 from RMB61,424,000 (US$7,400,000) in the corresponding period of the prior year. The increase in net sales revenue was primarily due to more sales contracts received and completed during the year especially during the second half of fiscal year 1997.

         Sales of the Company's products are seasonal. In general, sales in the first half year are less than the second half. This is because the major customers of the Company are construction bureaus and contractors. Construction works in the PRC will normally be suspended during the Lunar Chinese New Year holiday with the result that sales for the first half year are usually lower than that of the second half year. This phenomenon is more significant in this year as more contracts were completed approaching the second half year.

         Gross profits increased by RMB12,524,000 (US$1,509,000) or 75.1% to RMB29,203,000 (US$3,518,000) for the three months ended September 30, 1997 compared to RMB16,679,000 (US$2,010,000) in the corresponding period of the prior year. The increase in gross profit were primarily due to the increase in net sales and the higher average gross margin earned during the current period as compared to the prior period

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB4,556,000 (US$549,000) or 69.6% to RMB11,102,000
(US$1,338,000) for the three months ended September 30, 1997 as compared to RMB6,546,000 (US$789,000) in the corresponding period in 1996. The increase was primarily related to the increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period following the completion of the reverse merger of the Company in November 1996.

         INTEREST EXPENSES. Interest expenses decreased by RMB585,000 (US$70,000) or 23.8% to RMB1,871,000 (US$225,000) for the three months ended September 30 ,1997 as compared to RMB2,456,000 (US$296,000) in the corresponding period in 1996. The decrease was primarily due to a reduction in the amount of average bank loan outstanding during the period as compared to the prior period.

         OTHER INCOME. Other income increased by RMB3,277,000 (US$395,000) from a net loss of RMB1,669,000 (US$201,000) for the three months ended September 30, 1996 to a net income of RMB1,608,000 (US$194,000) for the corresponding period in current year. The increase was primarily related to interest income charged against amounts due from related companies and the joint venture partner commencing January 1, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditure. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advance from affiliates.

         The Company has a working capital surplus of RMB85,419,000 (US$10,291,000) as of September 30, 1997 compared to that of RMB62,349,000 (US$7,512,000) as of December 31, 1996. Net cash used in operating activities for the nine months ended September 30, 1997 was RMB10,727,000 (US$1,292,000). Net cash provided by operating activities was RMB17,028,000 (US$2,052,000) for the nine months ended September 30, 1996. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1996. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended September 30, 1997, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         OVM INTERNATIONAL HOLDING CORP.





December 29, 1997                           By: /s/ Ching Lung Po
                                               ---------------------------------
                                                    Ching Lung Po, President



                                            By: /s/ Kwok Kwan Hung
                                               ---------------------------------
                                                    Kwok Kwan Hung,
                                                    Principal Fianancial
                                                    and Accounting Officer