Form 10KSB
period 1997-12-31
OVM INTERNATIONAL HOLDING CORP
filed 1998-04-15
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission file number 0-29482

                         OVM INTERNATIONAL HOLDING CORP.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                  88-0344135
   (State or other jurisdiction                    (I.R.S. Employer
 of incorporation or Organization)                 Identification No.)

                             WEST 516 SPRAGUE AVENUE
                            SPOKANE, WASHINGTON 99204
               (Address and Principal Executive Offices)(Zip Code)

                                  (509)747-8590
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

         Title of Each Class        Name of Each Exchange on Which Registered
         -------------------        -----------------------------------------
                  None                                  None

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended December 31, 1997. $15,798,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 1998 computed by reference to the closing bid price of the registrant's Common Stock as reported by THE WALL STREET JOURNAL on that date. $12,875,500

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 27, 1998, was 12,050,000.

Transitional Small Business Disclosure Format (check one):

         Yes _____         No   X__

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "US Dollars" or "US$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). OVM International Holding Corporation (the "Company") and OVM Development Limited ("ODL") maintain their accounts in US Dollars and Hong Kong Dollars, respectively. Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM") maintains its accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to US Dollars and from Hong Kong Dollars to US Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to US Dollars or from US dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1997, which was US$1.00 = Rmb8.29. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into US Dollars or other currencies. Translations from Hong Kong Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1997, which was US$1.00 = HK$7.775. All foreign exchange transactions take place in the PRC either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or US Dollars amounts referred to herein could be converted into US Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.


                           FORWARD-LOOKING STATEMENTS

         The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "believe", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking-statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward-looking statements.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         OVM International Holding Corporation (the "Company") was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990. Thereafter, the Company engaged in a reorganization and on several occasions sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, the Company changed its name to Intermark Development Corporation. On November 4, 1996, the Company acquired all of the capital stock of OVM Development Limited ("ODL"), formerly known as Kolcari Investments Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation.

         ODL owns a 70 percent equity interest in Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM"), a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC") on May 10, 1995. The PRC venture partner is Liuzhou Construction Machinery General Factory (the "Factory"), which was a PRC State-owned enterprise. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 known as Liuzhou OVM Joint Stock Company Limited (the "Stock Company"). ODL and the Stock Company are parties to the Articles of Association and Joint Venture Contract dated April 18, 1995 which establishes the basis of their relationship. The joint venture contract is for a 30-year term which may be terminated under certain limited circumstances as agreed upon by the parties. These Articles establish a board of directors consisting of seven persons, a majority of which are designated by ODL. The board of directors has a responsibility for all major financial and operations decisions relating to the activities of the venture which require approval of a simple majority of directors (i.e. over 50%), although all major decisions affecting the structure of the joint venture require unanimous approval of the directors. The regular operations of the joint venture are to be overseen by the general manager and other deputy general managers, and the Stock Company is responsible for the nomination for the appointment by the board of directors of the initial general manager whose term expires in April 1998. ODL, in addition to providing initial cash contributions to the joint venture, is responsible to assist in the purchase of machinery and equipment outside the PRC, to promote products and assist in obtaining contracts outside the PRC and to assist in certain training, personnel and procurement functions. As used herein, the "Company" or "OVM" refers to OVM International Holding Corporation and includes, unless the context otherwise requires, the prior or current operations of ODL, Liuzhou OVM, the Stock Company, or, if prior to its establishment, the Factory.

         Liuzhou OVM has assumed substantially all the businesses originally carried out by the Factory since January 1, 1995 which principally includes the manufacture, production, sale and distribution of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC. The products include anchorage systems, jacks, electric high-pressure oil pumps, steel cables, direct display sensors, unbonded prestressing tendons and ancillary equipment widely used in the construction industry. Liuzhou OVM is the successor to the manufacturing business originally conducted by the Factory. Accordingly, the following discussion is principally a description of the business of Liuzhou OVM or that of its predecessor, the Factory.

         OVM's products are distributed throughout the PRC to a diversified customer base, with a small portion being sold overseas. OVM's PRC customers include construction and engineering companies and provincial, municipal and regional construction bureaus across the PRC.

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region ("Guangxi"), with a site area of approximately 60,000 square meters. The total gross floor area of production and related facilities comprising buildings and structures is approximately 9,463 sq. meters. Long term land use rights for the land and the buildings on which these facilities are situated are held by the Stock Company and leased to Liuzhou OVM.

         Guangxi has substantial mineral resources and is well known as a base of non-ferrous metals such as manganese, tin, arsenic and bentonite. According to China Statistical Yearbook 1997, the regional gross domestic product in Guangxi amounted to approximately Rmb 187 billion (US$23 billion), ranking it 15th in the PRC in 1996.

         While the Company's indirect participation in the joint venture originated in 1995, Liuzhou OVM (inclusive of the operations of the Factory), has approximately 30 years of operating history in manufacturing prestressing equipment and related components. Management believes that Liuzhou OVM is the largest manufacturer of prestressing equipment and related components in the PRC in terms of total sales and profit before taxation for each of the two years ended December 31, 1996 and 1997. Given the well recognized "OVM" brand name in the PRC, the quality of Liuzhou OVM's product line and Liuzhou OVM's after sales and customer support systems, management believes that Liuzhou OVM has established and will continue to maintain a significant competitive position in the PRC prestressing equipment industry. Management believes that OVM's products had an estimated overall market share of approximately 60% in China in 1997.

STRUCTURE

The following diagram depicts the corporate structure of the Company.

                 -----------------------------
                 | OVM International Holding |
                 |   Corporation (Nevada)    |
                 -----------------------------
                              |
                            100%
                              |
                 -------------------------------
                 |   OVM Development Limited   |
                 |  (British Virgin Islands)   |
                 -------------------------------
                              |
                              |                 -------------------------------
                              |                |   Liuzhou OVM Joint Stock    |
                              |                |  Company Limited (formerly   |
                              |                |      known as Liuzhou        |
                              |                |   Construction Machinery     |
                              |                |  General Factory (People's   |
                              |                |     Republic of China)       |
                              |                --------------------------------
                             70%                              |
                              |                              30%
                              |                               |
                -------------------------------               |
                |   Liuzhou OVM Construction  |               |
                |  Machinery Company Limited  |---------------
                |(People's Republic of China) |
                -------------------------------
                   |                        |
                  50%                      95%
                   |                        |
-------------------------------    ----------------------------------
|  OVM Prestress Co. Pte Ltd. |    |  Liuzhou OVM Trading Co. Ltd.  |
|   (Republic of Singapore)   |    |  (People's Republic of China)  |
-------------------------------    ----------------------------------


         OVM DEVELOPMENT LIMITED ("ODL"), formerly known as Kolcari Investments Limited is a private limited company incorporated in the British Virgin Islands on May 3, 1994.

         LIUZHOU CONSTRUCTION MACHINERY GENERAL FACTORY (the "Factory"), located in Liuzhou City, Guangxi Zhuang Autonomous Region, the PRC, was the largest State-owned manufacturer of prestressing equipment in China. The Factory has been operating in the PRC since 1967. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 under the name of Liuzhou OVM Joint Stock Company Limited (the "Stock Company").

         LIUZHOU OVM CONSTRUCTION MACHINERY COMPANY LIMITED. ("Liuzhou OVM") is a Sino-foreign equity joint venture established under the laws of PRC on May 10, 1995 and owned 70% by ODL and 30% by the Stock Company. The registered capital of Liuzhou OVM is US$4 million.

         LIUZHOU OVM TRADING COMPANY LIMITED (the "Trading Company") is a limited liability company established under the laws of PRC on December 8, 1997 and owned

95% by Liuzhou OVM and 5% by the employees of Liuzhou OVM. The registered capital of the Trading Company is RMB 500,000.

         OVM PRESTRESS CO. PTE LTD is a private limited company incorporated in the Republic of Singapore on December 11, 1993 that is 50% owned by Liuzhou OVM and 50% owned by Wee Poh Construction Co. (Pte) Ltd., an unaffiliated third party, and is principally engaged in the provision of prestressing and related engineering services.

SUMMARY OF BUSINESSES

         The Company is principally engaged in the manufacture and sale of prestressing equipment and ancillary products. Prior to the establishment of Liuzhou OVM in May 1995, which took over the Stock Company's business effective at January 1, 1995, the business was carried out by the Factory (and subsequently the Stock Company, which is the largest manufacturer of prestressing equipment and related components in the PRC).

         Liuzhou OVM supplies a wide range of prestressing equipment and ancillary products which are essential for the production of prestressed concrete and are widely used in infrastructure projects such as highways, railroads, bridges, buildings and power stations. Management believes that Liuzhou OVM's products had an estimated overall market share of approximately 60% in China in 1997.

         The Company manufactures a wide array of prestressing equipment and ancillary products including prestressing anchorage, stressing and lifting jacks, electric high-pressure oil pumps, unbonded prestressing strand, stay cable, soil anchor drillers, pipe pullers, steel ducts and ancillary products. The Company's PRC customers include construction and engineering companies, and provincial, municipal and regional construction bureaus throughout the PRC. At present the Company manufactures a range of products which serve various applications including the construction of bridges and buildings, structural strengthening and repairs, anchoring in rock and soil and lifting and sliding of heavy loads. The Company also offers a comprehensive range of professional engineering consulting services including feasibility studies, structural design and construction assistance.

         The Company has supplied products and provided technical support for more than 100 major projects in the PRC including Shanghai Yangpu Bridge, one of the largest cable-stayed bridges in the world, and the lifting of the antenna masterpole of the Shanghai East Pearl TV and Broadcasting Tower, the tallest television broadcasting tower in the PRC. The Company's products were also used in SouthEast Asia projects, such as New Macau-Taipa Bridge in Macau, Mei Bridge in Vietnam and Serangon Bridge in Singapore.

         Liuzhou OVM is one of the several companies designated by the Ministry of Construction of the PRC as approved manufacturers of prestressing equipment. The following are some of the major projects in the PRC as well as other countries in Asia in which products of Liuzhou OVM or its predecessors were used:

      o     Yangpu Bridge in Shanghai
      o     Nanpu Bridge in Shanghai
      o     Aodang Bridge in Macau
      o     Reconstruction Engineering of Beijing International Airport
      o     Beijing-Shenzhen Expressway
      o     Shuikou Hydropower Station in Fujian Province
      o     The Dongming Yellow River Bridge
      o     The Huangshi Yangtze River Bridge
      o     The New Railway Station in Beijing
      o     Friendship Gate in Vietnam

      o Bridge over Sungei Serangonn, part of Tampines Expressway Phase III, in Singapore
      o     East Pearl TV and Broadcasting Tower in Shanghai


OVERVIEW OF PRESTRESSED CONCRETE

         Modern structural engineering tends to progress toward more economic structures through gradually improved methods of design and the use of higher strength materials. This results in a reduction of cross-sectional dimensions and consequent weight savings. Significant savings can be achieved by the use of high strength concrete and steel in conjunction with present-day design methods, which permit an accurate appraisal of member strength. This process includes inherent limitations due mainly to the interrelated problems of cracking and deflection at service loads.

         The undesirable characteristics of ordinary reinforced concrete and steel have been overcome by the development of prestressed concrete which use steels and concrete of very high strength. The steel, usually in the form of wires or strands, is embedded in the concrete under high tension that is held in equilibrium by compressive stresses in the concrete after hardening.

         A prestressed concrete member can be defined as one in which there have been introduced internal stresses of such magnitude and distribution that the stresses resulting from the given external loading are counteracted to a desired degree. A prestressed concrete member include anchorage, jacks and its ancillary equipment. Concrete is basically a compressive material, with its strength in tension a low and unreliable value. Prestressing applies a precompression to the member which reduces or eliminates undesirable tensile stresses that would otherwise be present. Cracking under service loads can be minimized or even avoided entirely. Deflections may be limited to an acceptable value. In fact, members can be designed to have zero deflection under the combined effects of service load and prestress force. Deflection and crack control, achieved through prestressing, permit the engineer to make use of efficient and economical high strength steels in the form of strands, wires or bars, in conjunction with concrete of much higher strength than normal. Thus prestressing results in overall improvement in performance of structural concrete used for ordinary loads and spans, and extends the range of application far beyond old limits, leading not only to much longer spans than previously thought possible, but permitting innovative new structural forms to be employed.

         Prestressed concrete is particularly well suited for use in bridges of all kinds because of its durability, rigidity, and economy, as well as the comparative ease with which an aesthetic appearance can be achieved. Prestressed concrete bridges frequently make use of composite action. Commonly the beams are precast and placed in position by crane, eliminating the need for obstructing traffic. The deck slab is then cast in place and locked to the precast units by stirrups that project upward into the slab. The long-span concrete bridges require the development of segmentally cast-in-place hollow prestressed concrete box girders by post-tensioning.

HISTORY AND DEVELOPMENT OF LIUZHOU OVM

         The predecessor of Liuzhou OVM, is Liuzhou Construction Machinery General Factory, which was founded in 1987 under the supervision of Liuzhou Municipal Mechanical and Electrical Industrial Bureau. The Factory evolved out of the former Liuzhou Construction and Machinery Plant founded in 1967. The major products of the Factory included anchorage systems, electric high-pressure oil pumps, jacks and other ancillary products which were widely used in infrastructure projects such as the construction of highways, railroads, bridges and hydro-power stations.

         In 1993, the Factory was granted independent import and export rights by the Ministry of Foreign Trade and Economic Co-operation of the PRC, which entitled the Factory to handle import and export transactions directly without going through various independent import and export corporations. Thereafter, the Factory was actively involved in exploring the overseas prestressing equipment market, and its products have been sold for use in Hong Kong, Macau, Vietnam and Singapore. In the same year, following approval by the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory established Orient Prestress Company Ltd ("Orient"), a joint stock limited liability company, in conjunction with eight other institutional shareholders which are mainly technical and research institutes in the PRC. The Stock Company, being the successor of the Factory (see below), owns approximately 41% of the equity in Orient and is its largest shareholder.

         In December 1994, the Factory was ranked 29th by the State Council Research and Development Center within the 500 PRC Special Machinery Manufacturing Enterprises in terms of economic achievement, i.e., sales and pre-tax profit. On January 10, 1995, upon receipt of approval of the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory was reorganized into a limited liability share capital company known as Liuzhou OVM Joint Stock Company Limited.

         On May 10, 1995, Liuzhou OVM was established as a Sino-foreign equity joint venture enterprise. Pursuant to its establishment, Liuzhou OVM took over, effective from January 1, 1995, certain assets and liabilities together with the business of the Stock Company which related to the manufacture and sale of prestressing equipment and ancillary products and certain ancillary functions including research and development, quality control, sales and marketing, sourcing and other business support functions. The Stock Company retained certain assets and liabilities that were not assumed by Liuzhou OVM, representing mainly investments in various joint ventures and wholly-owned subsidiaries which are engaged in trading and other businesses that are not competing with the business of Liuzhou OVM as well as certain other non-production-related facilities such as welfare facilities, education and training facilities, recreational, catering, heat, water and electricity facilities.


PRODUCTS

         The Company produces a wide range of products which are mainly used in prestressed concrete construction, using the pretensioning and post-tensioning method, which are widely used in the infrastructure projects including motorways, railroads, bridges, buildings and hydro-power stations. These products include prestressing anchorage systems, jacks, electric high-pressure oil pumps, unbonded prestressing tendons, digital display sensors and the ancillary components. The Company's products are summarized as follows:

         PRESTRESSING ANCHORAGE SYSTEMS AND ANCILLARY PRODUCTS. The primary prestressing anchorage systems manufactured by the Company include tensile end anchorage, fixed end anchorage and connectors. Prestressing anchorage systems are used for prestressed concrete construction and construction units using pretensioning and postensioning methods, as well as rock and soil anchorage, external cable and stay cable construction.

         JACKS. The Company produces various types of jacks including platform, pushing and cold-drawn jacks which are used for tensioning of strand, lifting and pushing of engineering structures and cold drawing of reinforced steel with different parameters such as nominal oil pressure (MPa), jacking/stressing force
(kN) and/or jacking stroke (mm).

         ELECTRIC HIGH-PRESSURE OIL PUMPS. The Company produces several types of electric high-pressure oil pumps and hydraulic pressure stations. The oil pumps and stations are always used with various jacks for lifting the heavy objects or for anchoring the objects.

         DIGITAL DISPLAY SENSORS. Model SC sensor is equipped with a special device and mainly used for digitally displaying technical parameters of various jacks and in checking the degree of stress in a short period of time.

         UNBONDED PRESTRESSING TENDONS. The Company produces two types of unbonded prestressing tendons with single or double layer of plastic sheaths, which are used in construction of prestressed concrete under the post-tensioning system.

         SCREW THREAD STEEL PIPE FOR PRESTRESSED COMPONENTS. The pipe is made of low carbon steel band, some are zinc coated, and then rolled up spirally. The pipe is used for forming a hole in the prestressed concrete using the post-tensioning method.

         OTHERS. The Company produces machinery and equipment for its site test facilities used in the concrete or rock shear test and rock shear elasticity test in the construction or survey of a dam for a hydraulic power station, and soil anchor driller for drilling holes in various texture of soils and strong decayed rock. In the process of dry drilling, the soil is taken off with the blades of the spiral drill. This drilling method is used under good soil conditions where no collapse will occur.


SALES AND MARKETING

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 1997.


                                            Year Ended December 31
                                       1997                       1996
                                       ----                       ----
                                           (Amounts in Thousands)

Product                           Rmb      US$     %        Rmb      US$     %
-------

OVM anchorage system            60,711   7,323   46.4     45,205   5,453   28.0
Jack                            24,420   2,946   18.6     29,697   3,582   18.4
High-pressure oil pump           4,920     593    3.8      5,996     723    3.7
Cable, tendon and steel wire     7,293     880    5.6     51,797   6,248   32.1
Other equipment and parts       28,224   3,405   21.6     18,901   2,280   11.7
*Others                          5,394     651    4.0      9,896   1,194    6.1
                                ------   -----   ----     ------  ------   ----

Total                          130,962  15,798  100.0    161,492  19,480  100.0
                               =======  ======  =====    =======  ======  =====

*Others include rubber engineering products, corrugation pipes and digital display sensors.

         For each of the two years ended December 31, 1996 and 1997, the largest ten customers of the Company, which are mainly construction and engineering companies and provincial, municipal and regional construction bureaus throughout the PRC, accounted for approximately 54.9% and 20.2%, respectively, of the Company's total sales by value. The foregoing amounts do not include sales made to Orient Prestress Company, Ltd, a related party (see discussion below), for resale. Following the commencement of operations by Liuzhou OVM, sales to Orient have been significantly reduced. The largest customer of the Company for each of the two years ended December 31, 1996 and 1997 accounted for approximately 30.0% and 4.1%, respectively, of the Company's total sales by value. The single largest customer which accounted for more than 10% of the Company's total sales in 1996 was Kunming Futong Trading Company which accounted for 30.0% of the total sales for the year ended December 31, 1996. No single customer accounted for more than 10% in 1997.

         The significant percentage in 1996 as compared to 1997 was mainly due to an indent sale (a sale directly matched by a purchase) of steel wire of approximately Rmb 48,363,000 (US$5,834,000) in 1996. No such indent sale was made in 1997.

         For each of the two years ended December 31, 1996 and 1997, approximately 84% and 96%, respectively of the Company's total sales was derived from products sold in the PRC with the balance attributable to products exported to overseas customers (mainly arranged through an import and export company wholly-owned by the Stock Company).

         The Company also sells its products directly to end-users through its in house sales and marketing and after sales staff, consisting of 65 full-time employees, of which 5 are after sales technicians. These personnel are responsible for conducting marketing research, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection. The Company maintains sales offices in major cities including Liuzhou, Guangzhou, Xiamen, Shanghai, Beijing, Xian, Wuhan, Chengdu, Chongqing, Yichang, Kunming and the site of the Three Gorges Dam project. The Company also maintains overseas offices in Hong Kong, Singapore, and Malaysia. The Company's marketing efforts include visits to existing and prospective customers and participation in various exhibitions and trade fairs held in the PRC at which the Company's products are marketed to local and overseas customers.

         In order to maximize the sales distribution network for the Company's products, the Company has entered into a sales and purchase agreement with Orient Prestress Company Ltd. ("Orient"), a company which is owned approximately 41% by the Stock Company. For each of the two years ended December 31, 1996 and 1997, the Company's sales to Orient accounted for 2% and nil, respectively, of its total sales (see "Certain Relationships And Related Transactions"). Pursuant to the formal establishment of Liuzhou OVM and commencing January 1996, most of the sales were conducted on a direct basis instead of to Orient. This accounts for the insignificant percentage of sales made to Orient for the years ended December 31, 1996 and 1997. The Company has also entered into other non-exclusive agency agreements with other companies. However, sales through these agency arrangements were not significant and accounted for less than 1% of the Company's total sales for each of the two years ended December 31, 1996 and 1997.

         The Company has been expanding overseas markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan and Vietnam. The management believes that Liuzhou OVM's products are less costly than these of the overseas manufacturers and the quality is readily comparable. The export sales (mainly arranged through an import and export company wholly-owned by the Stock Company) accounted for approximately 16% and 4% of the Company's total sales for each of the two years ended December 31, 1997. All export sales are denominated in U.S. dollars. Due to the Asian financial crisis occurred in the second half year of 1997, some of the infrastructure activities in the Asian countries were slowed down. This has caused the reduction of the Company's export sales in 1997.

         As most of the infrastructure construction projects are capital intensive and extend for a relatively long time, most of the equipment and products manufactured by the Company are sold under fixed price contracts. The production cycle of the Company's products varies from two months to six months. For certain large contracts, customers are usually required to pay a cash deposit (the amount of which differs from customer to customer as each contract is individually negotiated) upon signing of the relevant sales and purchase contracts, with the remaining balance payable after delivery or on-site installation by way of bank collection. All of the contracts concluded with domestic customers are denominated in Renminbi. For export sales, customers are required to pay a deposit of at least 30% upon signing of a sales contract, and the balance is payable after delivery of products by way of telegraphic transfer or bank collection. Depending on the credit standing of the customers and the contract sum involved, the Company generally offers credit terms of up to 90 days to customers.


AFTER SALES SERVICE

         The Company's after sales services form an integral part of its operations. The Company offers a wide range of after sales service to customers located both in the PRC and overseas. These services include: providing on-site installation services upon the request of the customer; organizing training seminars in the PRC for customers from time to time regarding the operations and technical attributes of the Company's products; responding to customers' request to modify and assist in the technical operations of the Company's products; processing of inquiries and feedback from customers and prompt provision of parts and components; and conducting visits on a regular basis to customers in order to identify customers' specific needs and level of satisfaction with the Company's products.


RAW MATERIALS AND COMPONENTS

         The major raw materials and components required by the Company include metallurgical products including steel and rubber products such as high-pressure rubber pipes as well as mechanical and electrical components such as bearings and motors. All of the raw materials and components used by the Company are sourced from PRC suppliers and/or through the manufacture of various components at its own facility. All the Company's purchases are settled in Rmb. For each of the two years ended December 31, 1996 and 1997, the cost of raw materials and components accounted for approximately 84% and 74%, respectively, of the Company's total production costs.

         The Company has formulated a material supply management policy in respect of the raw materials and components used in the Company's production operations. Under this policy, the stock level of raw materials and components is determined by reference to planned annual consumption and a predetermined inventory level for different kinds of raw materials and components. The average inventory level of the Company's raw materials and components is approximately two months usage.

         It is the policy of the Company to maintain more than one supplier for certain major materials in order to avoid over reliance on a single source of supply. The Company has long standing relationships with major suppliers and has not experienced any significant difficulties in sourcing raw materials and components. The Company has not entered into any long-term purchase arrangements with any supplier. However, the Company does not anticipate that it will face any difficulties in the sourcing of its raw materials and components.

         For each of the two years ended December 31, 1996 and 1997, the largest ten suppliers of raw materials and components of the Company accounted for approximately 64.3% and 43.3%, respectively, of the Company's total cost of purchases, while the largest supplier accounted for approximately 50.0% and 20.9% of the Company's total cost of purchases, respectively, for the same periods. The significant percentage in 1996 was due to an indent purchase (purchase directly matched by a sale) of steel wire of approximately Rmb 38,861,000 (US$4,688,000), which accounted for 50.0% of total purchases, from Jiangyin Huaxin Steel Cable Company Ltd. for the year ended December 31, 1996. No such indent purchase was made in 1997.

PRODUCTION FACILITIES AND PROCESS

PRODUCTION FACILITIES

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a site area of approximately 60,000 square meters. The total gross floor area of production workshops and premises is approximately 9,463 square meters. Guangxi has substantial mineral resources and is recognized as a base of non-ferrous metals such as manganese, tin, arsenic, and bentonite. According to the China Statistical Yearbook 1997, the regional gross domestic product of Guangxi amounted to approximately Rmb 187 billion (US$23 billion), ranking it 15th in the PRC in 1996.

         Long term land use rights for the land and buildings on which these facilities are situated are held by the Stock Company and leased to Liuzhou OVM at an annual rental of Rmb300,000 (US$36,000) for a period up to December 31, 1999. The term and annual rental are subject to renewal after December 31, 1999. The Company's production facilities and equipment include lathe machines, planers, milling machines, boring machines, drilling machines and other ancillary production machines such as forklifts, air compressors, welding machines, shearing machines, jigs, dies, tools and hardening furnaces.

PRODUCTION PROCESS

         The production process can be divided into three stages. The first stage is the production of various parts and components, which involves milling, grinding, boring, heat treatment, welding, refining and painting and coating. The second stage is the in-house assembly and testing of the products manufactured. The final stage is the on-site installation and test run.


PRODUCTION CAPACITY

         The Company currently manufactures a wide range of prestressing equipment and ancillary products. The production capacity of the Company is mainly dependent on the product mix of the Company, which is subject to adjustment from time to time, the production floor area available for operation, the quantity of production equipment and the number and working hours of the Company's workforce. The Company's product mix and the production output for each product in a given period are determined by the Company's management after considering several factors including the number of orders received by the Company for each product, the forecast of future market demand for different products and the estimated gross profit margins of different products. The majority of the Company's production facilities can be used, with or without adaptation, for the manufacture of different products, though certain facilities can be used for certain components and special parts only.

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 1996 and 1997 were Rmb 1,152,000 (US$139,000) and Rmb 4,467,000 (US$539,000), respectively.


COMPETITION

         The Company, through its indirect ownership of Liuzhou OVM and inclusive of the operations of the Factory, has approximately 30 years' history of manufacturing prestressing equipment and ancillary components and was the largest manufacturer in the PRC of these specialized products in terms of sales revenue and profit before taxation for each of the two years ended December 31, 1996 and

1997. The Company believes that Liuzhou OVM has established and should continue to maintain a strong competitive position in the PRC prestressing equipment industry. There are only several companies designated by the Ministry of Construction of the PRC as the manufacturers of these specialized products. The Company believes that the prestressing market in the PRC is dominated by three major domestic manufacturers. The names of these manufacturers and their respective market shares for the year ended December 31, 1997 are estimated as follows:

                                                                Estimated
Name                                                          Market Share (%)
----                                                          ----------------

Liuzhou OVM                                                        59.4
Kaifeng Construction and Machinery Factory                         18.9
Siping Construction and Machinery Factory                           6.9
Others                                                             14.8
                                                               ----------
                                                                  100.0
                                                               ==========

         Although Liuzhou OVM's competitive advantage over imported products in terms of pricing may be partially undermined with the PRC's entry into the World Trade Organization, management believes the Company can maintain its competitiveness due to the significant pricing differential between the Company's products and imports, the accessibility and efficiency of after sales services and the timely availability of components and special parts.

         The major export markets of the Company are developing countries in Asia where infrastructure activities are expected to increase. However, due to the Asian financial crisis occurred in the second half year of 1997, some of the infrastructure activities of the Asian countries were slowed down. This has caused the reduction of the Company's export sales in 1997.

         In respect of the domestic market, management believes that the Company has a competitive advantage over other domestic manufacturers in terms of product technology and product quality. In addition, the Company's capability to continuously manufacture and supply parts and components for its products and after sales services serve to strengthen its competitiveness.


QUALITY CONTROL

         The Company is committed to manufacturing high quality products and to providing a high level of after sales service to its customers. Management believes that product quality is vital to enhancing the Company's competitiveness, market position and reputation. In order to maintain and improve the quality of its products and production standards, the Company has adopted a comprehensive quality control system which conforms with the internationally recognized ISO 9001 standards.

         The Company has established a quality control team consisting of 70 full-time employees to ensure that the quality of products is consistently maintained. The major responsibilities of the quality control department include: (i) devising, implementing and improving quality control procedures in order to comply with ISO 9001; (ii) conducting inspection of raw materials, work-in-progress and finished products on a sampling basis; (iii) examining of parts and components manufactured at each stage of the production process; and
(iv) reviewing and improving quality testing procedures and carrying out stringent testing of the Company's products.

RESEARCH AND DEVELOPMENT

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed at December 31, 1997, 98 full-time employees including 34 engineers. Since 1989, the Company has developed 29 new products, of which 13 have obtained scientific awards from the State, provincial and municipal governmental authorities.

         Most of the research and products development programs undertaken by the company are in cooperation with universities and research institutions in the PRC. The Company has worked with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in developing its product line.

         The Company's annual research and development expenditure accounts for 0.3% and 1.4% of total sales for each of the two years ended December 31, 1996 and 1997. For each of the two years ended December 31, 1996 and 1997, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb 453,000 (US$55,000) and Rmb 1,849,000 (US$223,000),
respectively


ENVIRONMENTAL PROTECTION

         The Company has adopted measures to reduce the level of pollution caused by its operation and has continuously complied with the PRC's environmental protection law and regulations. Environmental protection measures adopted by the Company include the treatment of emulsified effluent and smoke and dust emitted from boilers of the Company's production facilities. The Company has never been fined for violation of environmental laws in the PRC.


INTELLECTUAL PROPERTY RIGHTS

         The Company's products are currently marketed under the "OVM" trademark registered in the PRC. Management believes that since inception, Liuzhou OVM has developed considerable goodwill within the PRC prestressing equipment manufacturing industry.

         The Company has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use the following trademark which is owned by and registered in the PRC in the name of the Stock Company.


                          Registration       Registration         Date of
Trademark      Class         Number              Date              Expiry
---------      -----      -------------      ------------         -------

OVM               6          784409       October 21, 1995     October 21, 2005


         The Company has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use the following utility model patents which are registered in the PRC in the name of the Stock Company:

                              Registration     Date of
Patent                           Number      Application        Date of expiry
------                        ------------   -----------        --------------

Stay cable multi-anchorage    90224483.2   November 27, 1990   November 27,1998
Stranded wire & bunched
  steel wires prestressed
  tensioning anchorage        90208622.7   June 11, 1990       June 11, 1998
Light-weight fire proof
  adhesive board              95229844.9   December 29, 1995   December 29, 2005
Hydraulic lifting device      95214166.3   June 7, 1995        June 7, 2005
Hydraulic jack with safety
  screw lock                  96246803.7   November 21, 1996   November 21, 2006
Anchor bottom board           97204768.9   February 4, 1997    February 4, 2007
High-vibration stranded wire
  and bunched steel wire
  anchorage                   97204767.0   February 4, 1997    February 4, 2007

         Liuzhou OVM entered into an agreement with the Stock Company on June 5, 1995 and a supplementary agreement dated December 18, 1995 pursuant to which the Stock Company granted to Liuzhou OVM an exclusive and assignable right to use the "OVM" trademark, various patented technical know-how, ISO9001 system, goodwill and sales network in connection with the manufacturing operations assumed by the Company following the establishment of the Liuzhou OVM in the PRC and any territory outside the PRC for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) of the trademark or the relevant patented technical know-how in consideration of the sum of Rmb 8 million (approximately US$965,000).

         Under these agreements, the Stock Company has undertaken to apply for any renewal of the registration of the "OVM" trademark and the relevant patents promptly upon the expiration of the registration of the same and to procure the registration of the trademark and patents in any territory outside the PRC as the Company may require, all such renewals and registrations to be made at the cost of the Company.


EMPLOYEES

         As at December 31, 1997, the Company had a total of 956 full-time employees, 949 of which were employed by Liuzhou OVM, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                               602
      Administration and management                             98
      Quality control                                           70
      Research and development,
        technical process design and control                    98
      Sales, marketing and after sales service                  65
      Raw materials supply                                      23
                                                            --------
                                                               956
                                                            ========

OVM Prestress Co. Pte. Ltd., a company 50% owned by Liuzhou OVM, employs a total of 20 full-time employees.

LEGAL SYSTEM

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 18 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

         Liuzhou OVM's activities in the PRC are by law subject, in some particular cases, to administrative review and approval by various national and local agencies of the PRC government. In particular, part of the Liuzhou OVM's current operations and the realization of its future expansion programs in the PRC will be subject to PRC government approvals.


ITEM 2. DESCRIPTION OF PROPERTIES

         All of the Company's operations are conducted from its 9,463 square meters facility located in the Liuzhou Municipality, PRC. The facility is leased at an annual rental of Rmb 300,000 (US$36,000) for a term up to December 31, 1999. The term and the annual rental are subject to renewal after December 31, 1999. See preceding discussion in "Production Facilities and Process".


ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently only a highly limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "OVMI" which is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. The Company's Common Stock was included on the OTC Bulletin Board on April 21, 1997. The following table sets forth the high and low bid prices for the Company's Common Stock since the commencement of trading and for the periods indicated.

                                                       High             Low
                                                       ----             ---

       June 1, 1997 - June 30, 1997                   $1.375           $1.25
       July 1, 1997 - September 30, 1997              $1.375           $1.375
       October 1, 1997 - December 31, 1997            $1.375           $1.25

---------------------
* While the Company's common stock was approved for listing on the OTC Bulletin Board on April 21, 1997, no quotes are available prior to June 1997.

         As of March 27, 1998, the approximate number of record holders of the Company's Common Stock was 521.

         The Company also has 4,000,000 outstanding warrants to purchase shares at US$3.00 per warrant on or prior to December 23, 1998.

         The Company has not paid any cash dividends on its Common Stock since incorporation. As the Company has significant capital requirements in the future, it is not anticipated that funds will be available for the issuance of dividends in the foreseeable future. It is the management's intention to reinvest all the income attributable to the Company to finance the expansion of its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

THE COMPANY

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, OVM Development Limited, which owns a 70% interest in Liuzhou OVM, a Sino-foreign equity joint venture company established under the laws of the PRC which is principally engaged in the manufacture and sale of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC. Accordingly, the Company will derive its revenues from the distributions paid to the Company by ODL resulting from distributions paid by Liuzhou OVM. Liuzhou OVM pays distributions to its joint venture partners in accordance with their percentage interests as follows: ODL (70%) and the Stock Company (30%).

         The Company's Financial Statements appearing elsewhere in this Form 10-KSB consist of the audited consolidated financial statements of the Company for two years ended December 31, 1996 and 1997.

         The discussions below is presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes these amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb 8.29 which represents the single rate of exchange as quoted by the People's Bank of China on December 31, 1997. This U.S. dollars information is presented for convenience only. No representation is made that Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate throughout the years presented.


RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's Statement of Operations expressed as a percentage of the Company's net sales.

                                                 Years ended December 31,
                                                    1996          1997
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                       65.0          64.0
Gross profit                                        35.0          36.0
Selling and administrative
   expenses                                         16.9          24.3
Provision for bad debt expenses                      2.7           7.7
Interest expenses, net                               3.8           1.6
Other income                                         2.2           0.2
Foreign exchange loss                                  -           0.5
Reorganizational expenses                            1.6             -
Income before income taxes                          12.2           2.1
Income taxes                                           -             -
Net income after income taxes                       12.2           2.1
Share of profit of an associated
   company                                           0.1             -
Net income before minority
   interests                                        12.3           2.1
Minority interests                                   4.4           1.2
Net income                                           7.9           0.9


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

         NET SALES AND GROSS PROFIT. Net sales for the year ended December 31, 1997 decreased by Rmb 30,530,000 (US$3,683,000) or 19% to Rmb 130,962,000
(US$15,798,000) compared to Rmb 161,492,000 (US$19,480,000) in the prior year.
The decrease was mainly due to an indent sales (a sales directly matched with a purchase) of steel wire, amounting to approximately Rmb 48,363,000 (US$5,834,000) and accounted for approximately 30% of the total sales for the year ended December 31, 1996. No such indent sales was made in 1997. The management also believes that the Asian financial crisis that has occurred in the second half year of 1997 caused the slow down of the infrastructure activities in the PRC. Net sales represent the invoiced value of goods sold net of sales tax and returns. Sales returns for each of the two years ended December 31, 1997 and 1996 were immaterial. The inventory level of raw materials and components as of the year ended December 31, 1997 was approximately two months usage. The inventory level of finished goods and work in progress as of the end of any period shall vary according to the sales order on hand.

         Gross profits decreased by Rmb 9,356,000 (US$1,129,000) or 16.6% to Rmb 47,128,000 (US$5,685,000) for the year ended December 31, 1997 compared to Rmb 56,484,000 (US$6,814,000) in 1996. The decrease in gross profit was primarily due to the reduction in net sales. The gross profit margin increased by 1% points to 36% for the year ended December 31, 1997 from 35% for the corresponding period in 1996. This increase was primarily attributable to the purchase of certain raw materials from new suppliers which supplied at a lower cost, resulting in improved gross profits for certain products.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by Rmb 4,422,000 (US$533,000) or 16% to Rmb 31,763,000
(US$3,831,000) for the year ended December 31, 1997 compared to Rmb 27,341,000 (US$3,298,000) in the corresponding period in 1996. The increase was primarily related to the increased costs associated with the Company's effort to solicit new customers and to collect debts. In addition, increased legal and professional fees were incurred by the Company during the current year as compared to the last year following the completion of the reverse merger of the Company in November 1996. Also, the Company incurred more expenses on scientific research in order to improve the quality of the Company's products during the current year. Selling and administrative expenses as a percentage of sales were 24.3% for the year ended December 31, 1997 compared to 16.9% for the corresponding period in 1996 due to the aforementioned reasons.

         PROVISION FOR BAD DEBT EXPENSES. The provision for bad debt expenses increased by Rmb 5,671,000 (US$684,000) or 131% to Rmb 10,000,000 (US$1,206,000)
for the year ended December 31, 1997 compared to Rmb 4,329,000 (US$522,000) for the corresponding period in 1996. The Company has reviewed the recoverability of individual debtors and made specific provisions for doubtful debtors on a prudent basis and also adopted a general provision policy on all other accounts receivable and other receivables which is calculated primarily based on 50% of those outstanding balances with age over one year and 10% of those balances with age of six months but not exceeding twelve months.

         As of December 31, 1997, the net amounts of accounts receivable aged between six months and twelve months, and over twelve months, were Rmb 6,858,000 (US$827,000) and Rmb 87,188,000 (US$10,517,000), respectively. Most of these balances are attributable to products sold to contractors of infrastructure construction projects which are generally completed in stages and extend for a relatively long period of time. As a result, the average outstanding period of the Company's accounts receivable are typically longer than those of other industries in the PRC. However, management believes that, based upon past experience, the risk of not recovering these outstanding balances is low because most of the debtors are well established local construction bureaus and the relevant projects are government funded.

         As of December 31, 1997 and 1996 the net amounts of related party accounts receivable were Rmb 46,501,000 (US$5,609,000) and Rmb 58,838,000 (US$7,097,000), respectively. The recoverability of these balances is guaranteed by the PRC joint venture partner.

         INTEREST EXPENSES, NET. Net interest expenses decreased by Rmb 4,036,000 (US$487,000) or 66% to Rmb 2,104,000 (US$254,000) for year ended
December 31, 1997 compared to Rmb 6,140,000 (US$741,000) in the corresponding period in 1996. The decrease was primarily due to the receipt of interest income from related parties during 1997 amounted to Rmb 3,648,000 (US$440,000) for amounts due from them which bear an interest rate equivalent to the average bank borrowing rate. No interest was charged to related parties in 1996.

         OTHER INCOME. Other income decreased significantly by 93% from Rmb 3,536,000 (US$427,000) for the year ended December 31, 1996 to Rmb 234,000
(US$28,000) for the year ended December 31, 1997. The significant decrease in other income was due to income derived in 1996 from leasing of fixed assets to third parties and service fee received from collection of debts on behalf of the Stock Company. No such income was earned in 1997. The other income for the year ended December 31, 1997 mainly represented the income from the sales of accessory products such as packaging materials.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM is fully exempted from corporate income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which income will be taxable at the full rate of 33%. Accordingly, no income tax was provided for the years ended December 31, 1997 and 1996 as they were within the second and third profitable years of operations, respectively. The income taxes for the year ended December 31, 1997 was incurred by Liuzhou OVM's subsidiary since there is no tax exemption and reduction obtained from the State Tax Bureau. It is the management's intention to reinvest all the income attributable to the Company derived from Liuzhou OVM in 1997 and, accordingly, no US tax liability was provided.

         SHARE OF PROFITS OF AN ASSOCIATED COMPANY. The share of profit of an associated company arose from the 50% ownership interest held by Liuzhou OVM in OVM Prestress Co. Pte Ltd., a company incorporated in the Republic of Singapore.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM, owned by the Stock Company, the PRC joint venture partner.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of Rmb 62,349,000 (US$7,521,000) and Rmb 63,055,000 (US$7,606,000), as of December 31, 1996 and
1997, respectively. Net cash provided by operating activities for the year ended December 31, 1996 was Rmb 35,293,000 (US$4,257,000). Net cash used in operating activities was Rmb 4,063,000 (US$490,000) for the year ended December 31, 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 1997, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment.

         Capital expenditures for production equipment for the two years ended December 31, 1996 and 1997 were Rmb 1,152,000 (US$139,000) and Rmb 4,467,000
(US$539,000), respectively.

         The Company's capital expenditure has been principally funded by the short-term bank loans. As at December 31, 1996 and 1997, the Company had outstanding short term bank loans of Rmb 41,424,000 (US$4,997,000) and Rmb 41,420,000 (US$4,996,000), respectively.

         The Company estimates that the expansion program of the Company will be funded partially by the retained profits and by additional borrowings. Management believes that it is and will continue to be able to secure the external debt financing it requires to complete the program on schedule. In addition, management anticipates continuing to utilize cash on hand and cash flows from operations to mitigate its external financing requirements for the next twelve months.


IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

         As a measure to control inflation, the PRC government has reinstated controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. This austerity plan, first announced in June 1993, seems to have been relaxed during the first half of 1996. There is no assurance that the austerity program will be completed in the proximate future, nor any assurance that if it were terminated it might not be later reinstated. While inflation has moderated since 1994, with the national retail inflation rate falling to 14.8%, 6.1% and 1.4%% per annum in 1995, 1996 and the first eight months of 1997, respectively, there can be no assurance that inflation will not increase in the future or that further measures to combat inflation and speculative activities will not be implemented in a manner that may adversely affect the profitability of the Company over time.


IMPACT OF THE YEAR 2000

         The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties associated with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own computer systems, and the Company intends to confirm that any computer systems that the Company may purchase or lease in the future will have addressed the Year 2000 issue.

         The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own Year 2000 issues. The Company is having, and will continue to have, formal communications with all of its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by any third party Year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which the Company's systems interact will be timely converted and would not have an adverse effect on the Company's business.


ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for two years ended December 31, 1996 and 1997 are included herewith as Appendix A and incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company and Liuzhou OVM. Directors of the Company will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                    Age         Position

Ching Lung Po           51          Chairman of the Board of Directors,
                                    President and CEO of the Company and
                                    Vice Chairman of the Board of
                                    Directors of Liuzhou OVM

Wu Guosen               64          Vice Chairman of the Board of
                                    Directors of the Company and Chairman
                                    of the Board of Directors and General
                                    Manager of Liuzhou OVM

Wan Ying Lin            49          Director of the Company

Kwok Kwan Hung          31          Director and Chief Financial Officer
                                    of the Company

Peng Fang               36          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Tang Xiaoping           36          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Cheung Lai              44          Treasurer of the Company and Director
                                    of Liuzhou OVM

Wan Wai On              24          Director and Corporate Secretary of
                                    the Company


         MR. CHING LUNG PO, aged 51, is the Chairman of the Board of Directors and President of the Company and Vice Chairman of the Board of Directors of Liuzhou OVM. Mr. Ching has more than 20 years experience in the management of production and technology of industrial enterprises in PRC. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Since October 1995, Mr. Ching has been the Chairman of Harbin Asibao Chemical Fiber Company Limited, a PRC established company. He has also been the Director of China Resources Development, Inc. (Nasdaq:CHRB), an U.S. corporation, since February 1998. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer. Mr. Ching is responsible for the overall corporate policy and development strategy of the Company. Mr. Ching devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MR. WU GUOSEN, aged 64, senior economist, is the Vice Chairman of the Board of Directors of the Company and Chairman of the Board of Directors and General

Manager of Liuzhou OVM. Mr. Wu graduated from the China Huatung Military University specializing in civil engineering and enterprise management. He joined the Factory in late 1984 and continues to serve as the Director and Secretary of the Communist Party of the Factory. He has been closely involved in the research and development of anchoring systems and jacks and has over 30 years of technical and enterprise management experience in the prestressing engineering industry. He has won such titles and awards as "National Machinery Industry Labour Model" awarded by the Ministry of Machinery in 1994 and "Labour Model of Guangxi Electronic Industry System" in 1995. He has also held the position as the Deputy General Manager of the China Rock Anchoring and Engineering Association since late 1988. Mr. Wu is responsible for the overall management of Liuzhou OVM. Mr. Wu devotes all of his time to the affairs of the Company and its subsidiaries.

         MR. WAN YING LIN, aged 49, is a Director of the Company and Director of Liuzhou OVM. Mr. Wan graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1988 to February 1993, he served as the marketing manager in Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited and continues to serve as its manager. Since February 1998, Mr. Wan has been the Director of China Resources Development, Inc. (Nasdaq:CHRB), an U.S. corporation. Mr. Wan devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MR. PENG FANG, aged 36, is a Director of the Company and Director and Deputy General Manager of Liuzhou OVM. He graduated from Dilian Polytechnic Institute specializing in structuring engineering and obtained the title of senior engineer in 1993. He was also awarded a masters degree and Ph.D. degree from the institute. He completed his master degree in December 1986 and a Ph.D. degree in December 1990. From December 1990 to June 1994, he served as senior engineer in the Foreign Office of the Ministry of Communications. He joined the Factory in February 1994 and continues to serve as its Deputy General Manager. He has considerable knowledge and experience in governmental planning for transportation and communication. He is responsible for development of the overseas market of Liuzhou OVM. Mr. Peng devotes all of his time to the affairs of the Company and its subsidiaries.

         MS. CHEUNG LAI, aged 44, is the Treasurer of the Company and Director of Liuzhou OVM. Ms. Cheung graduated from Heilongjiang Broadcasting Television University specializing in the English language. From October 1988 to August 1992, she served as sales manager of the Shenzhen Zhenbao Enterprise Company. In September 1992, she joined Shenzhen Hongda Science & Technology Enterprise Company Limited and continues to serve as its finance manager. Ms. Cheung devotes approximately 50% of her time to the affairs of the Company and its subsidiaries.

         MS. TANG XIAOPING, aged 36, is the Vice President of the Company and Deputy General Manager of Liuzhou OVM. She graduated from Guangxi Broadcasting Television University specializing in machinery manufacturing. She received the title of engineer in 1992. She joined the Factory in 1985 and has been the Deputy General Manager of the Factory since December 1993. She has many years experience in sales and marketing. She was awarded one of the "Ten Most Outstanding Sales Person" by the Liuzhou Mechanical and Electrical Industry Bureau in 1993. She is also the council member of Huadong Prestressing Technology United Development Center. She is responsible for the sales of Liuzhou OVM's products. Ms. Tang devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. KWOK KWAN HUNG, aged 31, is a Director and the Principal Financial and Accounting Officer of the Company and is responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company. Mr. Kwok was awarded a bachelor's degree in Economics from the University of London and is an associate member of the Chartered Association of Certified Accountants. He joined Ernst & Young after graduation and worked as senior auditor until late

1992. From October 1992 to November 1997, he held the position of Finance Manager, Financial Controller and Finance Director for three Hong Kong listed companies. Since December 1997, he has been the Financial Consultant for a Hong Kong investment banking firm and a Hong Kong listed company. Mr. Kwok devotes approximately 40% of his time to the affairs of the Company and its subsidiaries.

         MR. WAN WAI ON, aged 24, is a Director and Corporate Secretary of the Company. Mr. Wan is a graduate of Rutgers University, New Brunswick, New Jersey where he received a Bachelors of Arts degree. Since graduation in May 1996, he has been employed as a general manager of a computer company based in Hong Kong. Mr. Wan devotes approximately 50% of his time to the affairs of the Company.


ITEM 10. EXECUTIVE COMPENSATION

         No director or executive officer has received compensation in excess of US$100,000 per year for each of the two years ended December 31, 1996 and 1997.

         Effective September 30, 1996, the Company entered into an Employment Agreement with Kwok Kwan Hung pursuant to which Mr. Kwok will serve as the Company's Chief Financial Officer. The contract is not for any specified term and Mr. Kwok is obligated to provide not less than 16 hours on a weekly basis to the Company. Mr. Kwok is being compensated at the rate of HK$10,000 (US$1,290) per month. The Company, except for Mr. Kwok, currently has no employment contracts with any of its officers and directors and maintains no retirement, fringe benefits or similar plans for the benefit of its officers and directors. Mr. Wu Guosen, Mr. Peng Fang and Ms. Tang Ziaoping, being officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. See following discussion under "Retirement and Pension Fund."


CASH COMPENSATION

         The following table shows, for each of the two years ended December 31, 1997, the cash and other compensation paid by the Company to its President and Chief Executive Officer. None of the executive officers of the Company had annual compensation in excess of US$100,000.

                                 SUMMARY COMPENSATION TABLE

Name and                                               Other            All
Principal                                              Annual          Other
Position                Year    Salary   Bonus     Compensation     Compensation
---------               ----    ------   -----     ------------     ------------

Ching Lung Po,          1997    $62,016   -0-          $ -0-             $ -0-
 President and CEO      1996    $62,016   -0-          $ -0-             $ -0-


OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1997 to each person named in the Summary Compensation Table.



                       Number of       % of Total
                       Securities      Options/SARs
                       Underlying      Granted to       Exercise or
                       Options/SARs    Employees in     Base Price      Expiration
Name                   Granted         Fiscal Year      ($/Shares)         Date
----                   ------------    ------------     -----------     ----------
Ching Lung Po,            -0-               -0-              -0-             -0-
 President and CEO

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1997 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1997 fiscal year.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
-------------------------------------------------------------------------------
                                                    Number of
                                                   Securities        Value of
                                                   Underlying     Unexercised
                                                  Unexercised    in-the-Money
                            Shares               Options/SARs    Options/SARs
                          Acquired                  at FY-End       at FY-End
                                on      Value    Exercisable/    Exercisable/
                          Exercise   Realized   Unexercisable   Unexercisable
-------------------------------------------------------------------------------

Ching Lung Po,                -0-        -0-            -0-           -0-
 President and CEO


INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN

         The Board of Directors and a majority of the Company's shareholders adopted the Company's 1996 Stock Option Plan (the "Plan") on September 5, 1996.

         Under the Plan, the Company has reserved an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors or a Committee of the Board of Directors (the "Committee") of the Company will administer the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1986, as amended, or options that do not so qualify ("Non-Qualified Options"). Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant.

         The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

         The per Share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         Officers, directors, key employees and consultants of the Company and its subsidiaries (if applicable in the future) will be eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the

Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

         All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a Director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or three months following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

         The Board of Directors or the Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate on September 4, 2006. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

         As of March 31, 1998, no incentive stock options had been granted.


RETIREMENT AND PENSION FUND

         The Company does not currently have any retirement and pension fund program at the level of the parent Company. However, in accordance with applicable government regulations in the PRC, Liuzhou OVM participates in a central retirement and pension fund scheme. Mr. Wu Guosen, Mr. Peng Fang and Ms. Tang Ziaoping, as officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. The Company currently makes an annual contribution representing 19% of the total wages of employees to the retirement and pension fund out of which the pensions of the Company's retired workers are paid. Effective from January 1, 1995, Liuzhou OVM has internally implemented an additional retirement plan for its staff. Under this additional plan, the Company is required to contribute 5% of the total wages of the employees to the retirement plan. The aggregate pension costs incurred by the Company for each of the two years ended December 31, 1996 and 1997 amounted to Rmb 1,894,000 (US$228,000) and Rmb 2,032,000 (US$245,000),
respectively.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1998, certain information regarding the Company's Common Stock beneficially owned by (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 31, 1998, there were 12,050,000 shares of Common Stock outstanding.

     Name and Address or              Amount and Nature of      Percentage
      Beneficial Owner               Beneficial Ownership(1)     of Class
     -------------------             -----------------------    ----------

Hoi Wai Investments Limited                 5,057,000(2)           41.9%
P.O. Box 116, Road Town
Tortola, British Virgin Islands

NJI No. 1 (A) Investment Fund                 685,750(3)            5.8%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

NJI No. 1(B) Investment Fund                  685,750(3)            5.8%
6 Battery Road #42-01n Singapore
049909, Republic of Singapore

Nomura/Jafco East Asia Growth Fund          1,371,500              11.4%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

Mr. Ching Lung Po                           6,057,000(2)           50.2%
Room 1015, Blck M. Telford Garden
Kowloon Bay, Hong Kong(4)

Mr. Wan Ying Lin                                  -0-(2)            --
Flat A, 26/F., Wing Po Mansion, 33
Fort Street, North Point, Hong Kong(5)

Li Kin Hang                                 1,215,000(6)            9.2%
20/F King Jnin Mansion,
13-15 Yik Yam Street
Happy Valley, Hong Kong

Law Shun Ping                                 826,200(7)            6.4%
86 Shun Ling Street
3/F San Po Kong,
Kowloon, Hong Kong

Officers and Directors as a group           6,057,000              50.2%
(8 persons)

----------------------


(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Includes 1,000,000 shares of capital stock directly owned by Mr. Ching Lung Po. The balance of 5,057,000 shares of capital stock indicated as held by Mr. Ching Lung Po and Mr. Wan Ying Lin are held on record by Hoi Wai Investments Limited. Mr. Ching has a 71.43% controlling interest in Hoi Wai Investments Limited and, accordingly, all of its shares have been attributed to Mr. Ching.

(3) All shares of capital stock held by NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund are held on record by Nomura International (Hong
     Kong)

     Limited, a nominee shareholder for NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund.

(4)  Mr. Ching Lung Po is Chairman of the Board and President of the Company.

(5)  Mr. Wan Ying Lin is a Director of the Company.

(6)  Includes 1,200,000 Warrant Shares.

(7)  Includes 816,000 Warrant Shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 18, 1995, Kolcari Investments Limited (predecessor of ODL) and the Stock Company entered into a Joint Venture Contract (the "Contract"), pursuant to which such parties agreed to establish Liuzhou OVM as a joint venture limited liability company in accordance with the Laws of the PRC on Sino-Foreign Equity Joint Venture. The Contract provided that Liuzhou OVM's total initial registered capital of $4 million was to be contributed in assets and/or cash as follows: the Stock Company (30%) and Kolcari (70%).

         Pursuant to an agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company (successor in interest to the Factory), operating assets and production facilities of the Factory valued at US$1,423,324, according to a valuation performed by the PRC State- approved assets valuer, were transferred to Liuzhou OVM. Of the total value of assets transferred into Liuzhou OVM, US$1,200,000 represented a capital contribution by the Stock Company for its 30% equity interest in Liuzhou OVM and the balance of US$223,325 was recorded as a loan to Liuzhou OVM. The remaining 70% of the issued capital is being provided by Kolcari through the contribution of cash in the approximate amount of US$2,800,000, of which US$2,170,000 had been paid as at December 31, 1996 with the balance to be due on March 31, 1997. Pursuant to a supplementary agreement entered into among ODL and the Stock Company on March 28, 1997, the due date for the last installment of US$630,000, representing 22.5% of Kolcari's share of capital was extended to December 31, 1997. Pursuant to another supplementary agreement entered into among by ODL and the Stock Company on December 19, 1997, the due date for the last installment of US$630,000 was further extended to June 30, 1998. The extension of the installment due date was requested by Kolcari (the Company's wholly-owned subsidiary, now known as ODL) because it was determined by the joint venture partners that the joint venture did not yet require the balance of Kolcari's capital contribution for the joint venture's operating requirements. In the event Kolcari defaults in the payment of its installment obligation, and such default continues for 30 days following written notice of default from the Stock Company (the PRC joint venture partner), the Stock Company may apply for revocation of the joint venture. However, if both parties to the joint venture agree to a further extension of the payment date, it can generally be expected that such extension will be approved by the governing regulatory authority. Management believes that Kolcari has sufficient funds available to it to permit it to meet its final installment obligation to the joint venture.

         Following the establishment of Liuzhou OVM, a series of comprehensive services, leases and assets transfer agreements were entered into between Liuzhou OVM and the Stock Company and its affiliates. Description of these agreements are set forth below.

         Pursuant to a lease agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease and use rights with gross area of approximately 60,000 sq. meters, production plants and premises with a gross area of approximately 9,463 sq. meters and 22 transportation vehicles, to Liuzhou OVM. The lease covering the land use rights, production plants and premises is for a term equal to the period of duration of Liuzhou OVM. The rental rate is renewable every three years with each increment capped below 10%. With respect to the leasing of the transportation vehicles, the initial lease term is for a period of three years from the date of the agreement. Pursuant to a supplementary agreement dated September 28, 1995, the aggregate cost of such rentals for each of the years ended December 31, 1995 and 1996 was agreed to be Rmb 300,000 (US$36,000). The rental rate and lease term for the year ended December 31, 1997 and subsequent years is subject to further negotiation between the parties. Pursuant to another supplementary agreement dated December 1, 1997, the aggregate cost of such rentals for each of the three years ended December 31, 1997, 1998 and 1999 was agreed to be Rmb 300,000 (US$36,000). The original agreement dated June 5, 1995 with respect to the rental rate and lease term was superseded by the supplementary agreements.

         Pursuant to a service agreement dated June 5, 1995, the Stock Company has agreed to provide Liuzhou OVM with water and electricity services. The service charge depends on actual consumption by Liuzhou OVM and at a rate equal to that actually paid by the Stock Company. In addition, Liuzhou OVM has agreed that the Stock Company will provide Liuzhou OVM services including the provision of workers' dormitories, medical, recreational facilities and certain social and related services. The service charge for the provision of such staff welfare facilities will be adjusted for every three years with each increment capped below 10%. Pursuant to a supplementary agreement dated December 1, 1997, the provision of such staff welfare services was ceased and no service charge was paid effective from January 1, 1997.

         As provided under an agreement dated June 5, 1995 among Liuzhou OVM, the Stock Company and the heat treatment plant (the "Plant") wholly owned by the Stock Company, the Plant agreed to provide Liuzhou OVM heat treatment subcontracting services at a discount of 3-5% from the prevailing market rate. The aggregate subcontracting charges for each of the two years ended December 31, 1996 and 1997 amounted to and Rmb 6,884,000 (US$830,000) and Rmb 14,094,000
(US$1,700,000), respectively.

         In accordance with an agreement dated June 5, 1995 and a supplementary agreement dated december 18, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to transfer its intangible assets including trademarks, patents, technology and know-how related to existing products and products under development to Liuzhou OVM at a total consideration of Rmb 8,000,000 (US$965,000) (the "Transfer Fee"). An annual royalty equal to 0.6% of the net sales (after deducting VAT) is payable by Liuzhou OVM until the full Transfer Fee is settled. The royalty is payable by Liuzhou OVM each year commencing January 1, 1997.

         In accordance with an agreement dated June 8, 1995 between Liuzhou OVM and the Stock Company, certain assets and liabilities and the business of the Stock Company were transferred to Liuzhou OVM commencing January 1, 1995. Under this agreement, Liuzhou OVM assumed the business of the Stock Company effective January 1, 1995.

         On November 4, 1996, the Company completed the acquisition of all of the capital stock interests of Kolcari Investments Limited (which thereafter changed its name to OVM Development Limited) in exchange for 8,800,000 shares of Common Stock of the Company. In connection with the acquisition, the shareholders of ODL, Hoi Wai Investments, Ltd., NJI No. 1 (A) Investment Fund, NJI No. 1 (B) Investment Fund, Nomura/Jarco East Asia Growth Fund, received 6,057,000 shares, 685,750 shares, 685,750 shares and 1,371,500 shares, respectively, of the Company. Such shareholders acquired their capital stock interests in ODL on August 17, 1995 for an aggregate cash consideration of US$2,000,000.

         In accordance with a supplementary agreement dated July 29, 1997 between Liuzhou OVM and the Stock Company, the Stock Company agreed to pay an annual service fee to Liuzhou OVM for the collection of the accounts receivable and other receivables (the "Receivables") injected into Liuzhou OVM by the Stock Company. The annual fee is calculated at 6.3% on the actual amount collected from the Receivables in any particular year.

         In accordance with an agreement dated October 18, 1996 between Liuzhou OVM and the Stock Company, the Stock Company and its affiliates agreed to pay interest against the amounts due to Liuzhou OVM at an interest rate equal to the prevailing bank borrowing rate with effect from January 1, 1997.

         For each of the two years ended December 31, 1996 and 1997, Liuzhou OVM had sales amounting to approximately Rmb33,000 (US$4,000) and Rmb 998,000 (US$121,000), respectively, to Hong Kong Prestressed Engineering Limited, a company incorporated in Hong Kong, of which two of the Company's directors, Mr. Wan Ying Ling, and Mr. Wu Guosen, have a beneficial interest. In addition, Liuzhou OVM purchases and sells a significant portion of its raw materials to the Stock Company's affiliates. The amount of such sales and purchases were Rmb 5,335,000 (US$644,000) and Rmb 3,640,000 (US$439,000), respectively, for the year ended December 31, 1996 and Rmb 4,391,000 (US$530,000) and Rmb 7,378,000
(US$890,000), respectively, for the year ended December 31, 1997. In addition, during the year ended December 31, 1996, Liuzhou OVM had sales of finished goods amounting to Rmb 2,903,000 (US$350,000) (1997:Nil) to Orient Prestress Company, Ltd., a company in which the Stock Company owns a 41% equity interest.

         Liuzhou OVM also leases certain plant and machinery to the Stock Company's affiliates. For each of the two years ended December 31, 1996 and 1997, a rental income of Rmb 684,000 (US$82,000) and Rmb 684,000 (US$82,000),
respectively, was received by Liuzhou OVM. At the same time, the Stock Company's affiliates also lease certain plant and machinery to Liuzhou OVM and a rental expense of Rmb 964,000 (US$116,000) and Rmb 816,000 (US$98,000), respectively, was incurred by Liuzhou OVM for each of the two years ended December 31, 1996 and 1997.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

          a. Consolidated statements of income for the two years ended December 31, 1996 and 1997

          b. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1996 and 1997

          c.   Consolidated balance sheets as of December 31, 1997

          d. Consolidated statements of cash flows for the two years ended December 31, 1996 and 1997

          e.   Notes to consolidated financial statements


REPORTS ON FORM 8-K

         During the last quarter of the fiscal year ended December 31, 1997, the Company filed no reports on Form 8-K.


EXHIBITS

Exhibits          Exhibit Description

2.1            Acquisition Agreement dated November 4, 1996(1)
3.1            Articles of Incorporation and Amendments thereto(1)
3.2            Bylaws(1)
4.1            Form of Common Stock Purchase Warrant dated December 16, 1996(1)
4.2            Specimen of Common Stock Certificate(2)
10.1           Joint Venture Contract between Liuzhou OVM Joint Stock Co. Ltd.
               and Kolcari Investments Limited and Articles of Association for Sino-Foreign Equity Joint Venture(1)
10.2 Agreement Concerning Entrustment of the Heat Treatment Plant with Processing Tasks(1)
10.3           Agreement Concerning Transfer of Intangible Assets(1)
10.4 Agreement Concerning the Provision of Power, Water Supply and Welfare Facilities(1)
10.5           Supplementary Agreement on the Transfer of Intangible
               Assets(1)
10.6           Agreement Concerning the Leasing of Land, Buildings and
               Motor Vehicles(1)
10.7 Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(1)
10.8 Agreement Concerning Matters Relating to the Establishment of the Financial Accounts for the Joint Venture(1)
10.9           Agreement Concerning the Injection of Assets of Three
               Production Workshops(1)
10.10 Supplementary Agreement Concerning Collection of Accounts Receivable and Allocation of Expenses Incurred on the Collection of Accounts Receivable(1)

10.11          1996 Stock Option Plan(1)
10.12          Employment Agreement with Kwok Kwan Hung(1)
10.13          Agreement to Extend Date of Installment Contribution(1)
10.14          Supplementary Agreement on the Leasing of Land, Buildings
               and Motor Vehicles(3)
10.15          Supplementary Agreement Concerning the Provision of Welfare
               Facilities(3)
10.16          Agreement Concerning Interest on the Amounts due from OVM Joint
               Stock Co. Ltd. and its Affiliates(3)
10.17          Supplementary Agreement to Extend the Date of Installment
               Contribution(3)
21             Subsidiaries of the Registrant(3)
27             Financial Data Schedule(3)

----------------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-27119).

(2) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed January 8, 1998.

(3)  Filed herewith

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        OVM INTERNATIONAL HOLDING CORP,





                                        By: /s/Ching Lung Po
                                            -------------------------------
                                            Ching Lung Po, Chairman of
                                            Board, President and Principal
                                            Executive Officer






                                        By: /s/Kwok Kwan Hung
                                            -------------------------------
                                            Kwok Kwan Hung, Principal
                                            Financial and Accounting
                                            Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                     Date




/s/ Ching Lung Po                   Chairman of the            April 15, 1998
----------------------              Board of Directors,
Ching Lung Po                       President and Chief
                                    Executive Officer



/s/ Wu Guosen                       Vice Chairman of the       April 15, 1998
-----------------------             Board
Wu Guosen



/s/Kwok Kwan Hung                   Director                   April 15, 1998
-----------------------
Kwok Kwan Hung

/s/Wan Ying Lin                     Director                   April 15, 1998
-----------------------
Wan Ying Lin



/s/Cheung Lai                       Treasurer                  April 15, 1998
-----------------------
Cheung Lai



/s/Wan Wai On                       Secretary and Director     April 15,1998
-----------------------
Wan Wai On

                                   APPENDIX A


         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

          a. Consolidated statements of income for the two years ended December 31, 1996 and 1997

          b. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1996 and 1997

          c.   Consolidated balance sheets as of December 31, 1997

          d. Consolidated statements of cash flows for the two years ended December 31, 1996 and 1997

          e.   Notes to consolidated financial statements

                        Consolidated Financial Statements


                      OVM INTERNATIONAL HOLDING CORPORATION

                                December 31, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Pages
                                                                     -----

OVM INTERNATIONAL HOLDING CORPORATION

  Report of Independent Auditors .................................    F-1

  Consolidated Balance Sheet .....................................    F-2

  Consolidated Statements of Income ..............................    F-3

  Consolidated Statements of Cash Flows ..........................    F-4

  Consolidated Statements of Changes in Shareholders' Equity .....    F-5

  Notes to Consolidated Financial Statements ..................... F-6 - F-22

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders,
  OVM INTERNATIONAL HOLDING CORPORATION


         We have audited the accompanying consolidated balance sheet of OVM International Holding Corporation (the "Company") and its subsidiaries (the "Group") as of December 31, 1997, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OVM International Holding Corporation and its subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.






ERNST & YOUNG
Hong Kong
March 23, 1998

                      OVM INTERNATIONAL HOLDING CORPORATION

               CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1997

                    (Amounts in thousands except share data)


                                                                                         December 31,
                                                                                 1997                 1997
                                                               Notes              RMB                  US$
                                                                                 ----                 ----
ASSETS
Current assets:
  Cash and bank balances                                                         13,956               1,683
  Accounts receivable, net of allowance of RMB13,076             4              113,671              13,712
  Inventories                                                    5               34,745               4,191
  Prepayments, deposits and other receivables,
    net of allowance of RMB1,253                                 6               14,026               1,691
  Due from related parties                                      21               46,501               5,609
                                                                               --------            --------
Total current assets                                                            222,899              26,886
Property, machinery and equipment, net                           7               12,738               1,537
Deferred asset                                                   8                1,833                 221
Goodwill                                                         9                3,622                 437
Intangible assets                                               10                3,132                 378
Interest in an associated company                               11                4,416                 533
                                                                               --------            --------

Total assets                                                                    248,640              29,992
                                                                               ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                    12               41,420               4,996
  Accounts payable                                                               70,666               8,524
  Advance payments by customers                                                  10,705               1,291
  Other payables and accrued liabilities                                         22,334               2,694
  Due to related parties                                        21                2,231                 269
  Sales taxes payable                                                            12,488               1,507
                                                                               --------            --------
Total current liabilities                                                       159,844              19,281
Long term loan from a related party                             21                3,381                 408
Minority interests                                                               26,281               3,170
                                                                               --------            --------
Total liabilities and minority interests                                        189,506              22,859
                                                                               --------            --------

Commitments and contingencies                                   13

Stockholders' equity:
  Common stock                                                  14                   10                   1
  Authorized:
    40,000,000 shares, par value of US$0.0001 each
  Issued and fully paid:
    12,050,000 shares, par value of US$0.0001 each
  Additional paid-in capital                                    14               30,795               3,715
  Currency translation adjustments                                                   66                   8
  Retained earnings                                                              28,263               3,409
                                                                               --------            --------
Total stockholders' equity                                                       59,134               7,133
                                                                               --------            --------
Total liabilities and stockholders' equity                                      248,640              29,992
                                                                               ========            ========

              The accompanying notes form an integral part of these
                       consolidated financial statements.

                      OVM INTERNATIONAL HOLDING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                    (Amounts in thousands except share data)

                                                                              Year ended December 31,
                                                         Notes          1996          1997             1997
                                                                         RMB           RMB              US$
                                                                        ----          ----             ----
Sales:
  Related parties                                         21           9,477         8,636            1,042
  Others                                                             152,015       122,326           14,756
                                                                     -------       -------          -------
Net sales                                                            161,492       130,962           15,798

Cost of sales, including raw materials purchased
  from related parties of RMB4,203 and RMB12,815;
  sub-contracting charges paid to related parties of
  RMB6,884 and RMB14,094; rental expenses for
  leasing of plant and machinery from related parties
  of RMB2,673 and RMB3,406 in 1996 and 1997,
  respectively                                                      (105,008)      (83,834)         (10,113)
                                                                     -------        ------           ------

Gross profit                                                          56,484        47,128            5,685
Selling and administrative expenses                                  (27,341)      (31,763)          (3,832)
Provision for doubtful accounts and other receivables                 (4,329)      (10,000)          (1,206)
Interest expenses                                         16          (6,140)       (6,192)            (747)
Interest income, including interest income received
  from related parties of Nil and RMB3,648 in 1996
  and 1997, respectively                                  16            --           4,088              493
Other income                                                           3,536           234               28
Foreign exchange losses, net                                             (24)         (700)             (84)
Reorganization expenses                                   17          (2,547)         --               --
                                                                     -------        ------           ------
Income before income taxes                                            19,639         2,795              337
Income taxes                                              18            --              (9)              (1)
                                                                     -------        ------           ------
                                                                      19,639         2,786              336
Share of profit of an associated company                                 157            34                4
                                                                     -------        ------           ------
Net income before minority interests                                  19,796         2,820              340
Minority interests                                                    (7,030)       (1,675)            (202)
                                                                     -------       -------          -------
Net income                                                            12,766         1,145              138
                                                                     =======       =======           ======
Basic and diluted earnings per share                     3(j)           1.06          0.10             0.01
                                                                     =======       =======           ======

            The accompanying notes form an integral part of these
                       consolidated financial statements.

                      OVM INTERNATIONAL HOLDING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                             (Amounts in thousands)

                                                                    Year ended December 31,
                                                                  1996       1997      1997
                                                                   RMB        RMB       US$
                                                                 ------     ------     -----

Cash flows from operating activities:
  Net income                                                     12,766      1,145       138
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                          7,030      1,675       202
      Share of profit from an associated company                   (157)        34         4
      Depreciation                                                1,401      2,104       254
      Amortization of goodwill                                      135        135        16
      Amortization of intangible assets                             116        116        14

Decrease/(increase) in assets:
    Accounts receivable                                         (77,070)    (8,747)   (1,055)
    Inventories                                                   8,297      1,235       149
    Prepayments, deposits and other receivables                   9,325     (3,072)     (371)
    Due from related parties                                      8,111     12,337     1,488
    Deferred asset                                                2,153       --        --
  Increase/(decrease) in liabilities:
    Accounts payable                                             43,694     (7,580)     (914)
    Advance payments by customers                                 7,996       (842)     (102)
    Other payables and accrued liabilities                        4,423       (615)      (74)
    Due to related parties                                       (3,517)    (3,524)     (425)
    Sales taxes payable                                          10,590      1,536       185
                                                                 ------     ------     -----
Net cash provided by/(used in) operating activities              35,293     (4,063)     (491)
                                                                 ------     ------     -----
Cash flows from investing activities:
  Acquisition of property, machinery and equipment               (1,152)    (4,467)     (539)
                                                                 ------     ------     -----
Net cash used in investing activities                            (1,152)    (4,467)     (539)
                                                                 ------     ------     -----
Cash flows from financing activities:
  New bank loans                                                 31,524     11,000     1,327
  Repayment of bank loans                                       (44,070)   (11,004)   (1,327)
  Proceeds from issue of shares                                     621       --        --
  Repayment of long term loan to a related party                (16,280)       (61)       (7)
  Capital contributed by minority shareholder to a subsidiary      --           25         3
                                                                 ------     ------     -----
Net cash used in financing activities                           (28,205)       (40)       (4)
                                                                 ------     ------     -----

Net increase/(decrease) in cash and cash equivalents              5,936     (8,570)   (1,034)
Cash and cash equivalents, at beginning of year                  16,590     22,526     2,717
                                                                 ------     ------     -----
Cash and cash equivalents, at end of year                        22,526     13,956     1,683
                                                                 ======     ======     =====


              The accompanying notes form an integral part of these
                       consolidated financial statements.

                      OVM INTERNATIONAL HOLDING CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                    (Amounts in thousands except share data)



                                                        Number of               Additional     Currency
                                                        shares of      Common      paid-in  translation       Retained
                                                           common       stock      capital  adjustments       earnings        Total
                                                            stock         RMB          RMB          RMB            RMB          RMB
                                                       ----------      ------   ----------  -----------       --------        -----
Balance at January 1, 1996                              8,800,000         7        30,174        --           14,352         44,533
Shares of common stock
  owned by the then existing
  shareholders of the Company
  at the date of Reverse
  Acquisition                                           3,200,000         3          --          --             --                3
Issue of 50,000 shares of
  common stock, par value
  US$0.0001 each,
  at US$1.50 per share                                     50,000        --           621        --             --              621
Net income                                                   --          --          --          --           12,766         12,766
Currency translation
  adjustments                                                --          --          --           405           --              405
                                                       ----------        --        ------        ----         ------        -------
Balance at
  December 31, 1996                                    12,050,000        10        30,795         405         27,118         58,328
Net income                                                   --          --          --          --            1,145          1,145
Currency translation
  adjustments                                                --          --          --          (339)          --             (339)
                                                       ----------        --        ------        ----         ------        -------

Balance at
  December 31, 1997                                    12,050,000        10        30,795          66         28,263         59,134
                                                       ==========        ==        ======        ====         ======        =======



              The accompanying notes form an integral part of these
                       consolidated financial statements.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

          OVM International Holding Corporation (the "Company") was formerly known as Intermark Development Corporation ("IDC") which was incorporated in the State of Nevada, the United States of America.

          OVM Development Limited ("ODL") was formerly known as Kolcari Investments Limited which was incorporated in the British Virgin Islands on May 3, 1994 with limited liability.

          In 1995, ODL entered into an agreement with Liuzhou OVM Joint Stock Company Limited (the "JV Partner"), which was incorporated in the People's Republic of China (the "PRC") and was principally engaged in the manufacture and sale of prestress products used in the construction of motorways, bridges and buildings, to set up a Sino-foreign equity joint venture (the "JV") in the PRC under the name of Liuzhou OVM Construction Machinery Company Limited.

          As provided in the joint venture agreement, the total investment for the JV was US$6,000 (RMB51,000) which includes a registered capital of US$4,000 (RMB34,000). The JV Partner transferred certain of its property, machinery and equipment to the JV as contribution of 30% of the issued capital. In addition, the business operations of the JV Partner were taken up by the JV. The remaining 70% of the issued capital was provided by ODL by the contribution of cash of US$2,800 (RMB23,800). Accordingly, ODL has a controlling interest in the JV through a majority voting interest of 70%.

          The above capital injection is to be settled by instalments. As at December 31, 1997, 70% of ODL's share capital was due and paid. The last instalment of 30% of ODL's share of capital was originally due on March 31, 1997. Pursuant to a supplementary agreement entered into among ODL and the JV Partner on March 28, 1997, the due date of the last instalment of 30% of ODL's share of capital was extended to December 31, 1997. On December 19, 1997, the last instalment due date for 30% of ODL's share of capital was further extended to June 30, 1998

          The net income of the JV after provision for income taxes and appropriations to various statutory and discretionary reserves will be shared by the Company and the JV Partner according to their respective percentage of equity interests and subject to the board of directors' approval. The term of the JV is 30 years. The JV is principally engaged in the manufacture and sale of prestress products used in the construction of motorways, bridges and buildings.

          On September 30, 1996, IDC changed its name to OVM International Holding Corporation.

          With effect on November 4, 1996, pursuant to an acquisition agreement (the "Agreement") among the Company and ODL and the then shareholders of ODL, the Company issued 8,800,000 shares of its common stock to the original shareholders of ODL in exchange for all the issued ordinary shares of ODL.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     The above transactions have been treated as a recapitalisation of ODL with ODL as the acquirer (the "Reverse Acquisition"). Accordingly, the historical financial statements of the Group prior to November 4, 1996 are those of ODL except for share capital which represents that of the Company immediately after the Reverse Acquisition.

2.   BASIS OF PRESENTATION

          The consolidated financial statements of the Group include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

          The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the JV which are prepared in accordance with the accounting principles and the relevant financial regulations established by the Ministry of Finance of the PRC.

          The principal adjustments made to the statutory financial statements of the JV to conform to US GAAP include the following:

     o    Allowance for doubtful accounts and other receivables;

     o Reclassification of certain expense items from equity appropriations to charge against income; and

     o    Recognition of sales and cost of sales upon delivery to the customers.

          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Cash and cash equivalents

               Cash and cash equivalents include cash on hand and demand deposits with banks with an original maturity of three months or less.

     (b)  Inventories

               Inventories are stated at the lower of cost and market value. Cost is determined on the weighted average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and an appropriate proportion of overheads.

     (c)  Property, machinery and equipment

               Property, machinery and equipment are stated at cost less accumulated depreciation.

               Depreciation is calculated on the straight-line basis to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

          Buildings                                     8.4%
          Plant and machinery                            12%

     (d)  Goodwill

               Goodwill is amortised over 30 years on the straight-line basis.

     (e)  Intangible assets

               Intangible assets which represent proprietary technology and trademarks are stated at cost less accumulated amortization. Amortization is calculated on the straight-line basis over the estimated useful life of 30 years.

     (f)  Associated company

               An associated company is a company, not being a subsidiary, in which the Group exerts a significant influence but does not control the financial and operating decisions.

               The Group's share of the associated company's post-acquisition results is included in the consolidated statements of income under the equity method of accounting. The Group's investment in the associated company is stated at cost plus the Group's share of the associated company's post-acquisition results and capital transactions.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (g)  Revenue recognition

               Sales represent the invoiced value of goods, net of returns and allowances, recognized upon delivery of goods to customers.

     (h)  Income taxes

               Income taxes are determined under the liability method as required by Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes".

     (i)  Foreign currency translation

               The functional currency of the operations in the PRC is the Renminbi ("RMB"). The accounts of foreign operations are prepared in their functional currency which is their respective local currency and are translated into RMB using the closing rate method. Under the closing rate method, the balance sheet of foreign operations is translated using the rate of exchange (the "Exchange Rate") quoted by the People's Bank of China at the balance sheet date and the statement of income is translated at the average rate for the year. Resulting translation adjustments are reported as a separate component of equity.

               The financial records of the JV are maintained in RMB.

               In preparing these financial statements, foreign currency transactions have been translated into RMB using the Exchange Rate at the date of transactions. Monetary assets and liabilities denominated in foreign currencies have been translated into RMB using the Exchange Rate at the balance sheet date. The exchange gains or losses were credited or charged to the statement of income.

               The market risks associated with changes in exchange rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 19.

               Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on December 31, 1997 of US$1.00 = RMB8.29. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1997 or at any other date.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     (j)  Earnings per share

               In 1997, the Financing Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock purchase warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS 128 requirements.

               The computation of basic and diluted earnings per share for the year ended 31 December, 1996 and 1997 is based on the weighted average number of 12,002,186 and 12,050,000 shares of common stock outstanding, respectively.

               The weighted average number of shares outstanding have been adjusted as if the shares issued to the original shareholders of ODL under the Reverse Acquisition had been completed as at January 1, 1996 (note 17). Stock purchase warrants to subscribe for 4,000,000 shares of common stock were outstanding during 1996 and 1997 (note 15) but were not included in the computation of diluted earnings per share for the years ended December 31, 1996 and 1997 because the warrant exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     (k)  Research and development costs

               Research and development costs consist of expenditure incurred during the course of planned search and investigation aimed at the discovery of knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. The Group expenses all research and development costs as they are incurred. The research and development costs incurred by the Group during the years ended December 31, 1996 and 1997 amounted to RMB453 and RMB1,849, respectively.

     (l)  Retirement benefits

               The contributions to the retirement plans for the existing employees are charged to the consolidated statements of income as services are provided.

     (m)  Comparative amounts

               Certain comparative amounts have been reclassified to conform with the current year's presentation.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


4.   ACCOUNTS RECEIVABLE, NET

                                                          December 31,
                                                                  1997
                                                                   RMB
                                                          ------------

          Accounts receivable                                 126,747
          Allowance for doubtful accounts:
            Balance at beginning of year                       (3,076)
            Allowance for the year                            (10,000)
                                                             --------
            Balance at end of year                            (13,076)
                                                             --------

          Accounts receivable, net                            113,671
                                                             ========

5.   INVENTORIES

                                                          December 31,
                                                                 1997
                                                                  RMB
                                                          -----------

          Raw materials                                        11,411
          Work in progress                                      5,632
          Finished goods                                       17,702
                                                             --------
                                                               34,745
                                                             ========

6.   PREPAYMENTS, DEPOSITS AND OTHER RECEIVABLES, NET

                                                           December 31,
                                                                  1997
                                                                   RMB
                                                           -----------

          Prepayments, deposits and other receivables          15,279
          Allowance for doubtful accounts:
            Balance at beginning and end of year               (1,253)
                                                             --------
          Prepayments, deposits and other receivables, net     14,026
                                                             ========

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


7.   PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                    December 31,
                                                                            1997
                                                                             RMB
          At cost:                                                  ------------
            Buildings                                                      4,221
            Plant and machinery                                           14,129
                                                                          ------
                                                                          18,350
                                                                          ------
          Accumulated depreciation:
            Buildings                                                        969
            Plant and machinery                                            4,643
                                                                          ------
                                                                           5,612
                                                                          ------
          Property, machinery and equipment, net                          12,738
                                                                          ======


8.   DEFERRED ASSET

          This represents the deemed value-added tax ("VAT") recoverable arising from the introduction of the new PRC sales tax system on July 1, 1993 which was fully implemented from January 1, 1994. Pursuant to a directive issued by the Ministry of Finance and the State Tax Bureau, the deferred VAT can be used to offset against the sales tax payable within a period of five years from January 1, 1995 such that, in general, 20% of the deferred asset can be utilised each year. The title to the deemed VAT recoverable was passed by the JV Partner to the JV on January 1, 1995.


9.   GOODWILL

                                                                   December 31,
                                                                           1997
                                                                            RMB
                                                                   ------------
           At cost                                                        4,027
           Accumulated amortization                                        (405)
                                                                          -----
                                                                          3,622
                                                                          =====

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


10.  INTANGIBLE ASSETS

                                                                    December 31,
                                                                            1997
                                                                             RMB
                                                                    ------------
     Proprietary technology and trademarks, at cost                       3,480
     Accumulated amortization                                              (348)
                                                                          -----

                                                                          3,132
                                                                          =====


11.  INTEREST IN AN ASSOCIATED COMPANY

                                                                    December 31,
                                                                            1997
                                                                             RMB
                                                                    ------------
 Share of net assets                                                      4,416
                                                                          =====

          The Group's share of post-acquisition retained earnings of the associated company was RMB191 at December 31, 1997.

          The associated company, OVM Prestress Co. Pte. Ltd, is a limited company incorporated in the Republic of Singapore with a paid-up capital of S$1,000 on December 11, 1993, 50% of which equity shareholding is held by the Group. The associated company is principally engaged in the provision of prestressing and related engineering services.


12.  BANK LOANS

          All bank loans are denominated in RMB and are unsecured except for amounts of RMB37,420 which are secured by the pledge of the JV Partner's land use right of a certain portion of the land where the factory premises of the JV are located and by certain plant and machinery held by the JV and the JV Partner. All bank loans are repayable within one year but are renewable with the consent of the banks.

          Interest on bank loans is payable at the weighted average rate of 12.1% per annum as of December 31, 1997.


13.  COMMITMENTS AND CONTINGENCIES

          As of December 31, 1997, the Group had outstanding capital commitments for purchases of equipment and moulds of approximately RMB164.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


14.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

          As of November 4, 1996, 3,200,000 shares of common stock of par value US$0.0001 each were outstanding to the then existing shareholders of the Company and as of the same day, 8,800,000 shares of common stock of par value US$0.0001 each were allotted to the then shareholders of ODL pursuant to the Reverse Acquisition set out in note 1 to the consolidated financial statements.

          On December 16, 1996, 50,000 shares of common stock, par value US$0.0001, were issued for cash at US$1.50 per share. For each of the 50,000 shares of common stock issued, the subscriber was allotted a total of 80 stock purchase warrants, each of which is convertible into one share of common stock, par value US$0.0001 (see note 15).


15.  STOCK OPTIONS AND STOCK PURCHASE WARRANTS

          The Company adopted a stock option plan (the "Plan") as of September 4, 1996. The Plan allows the Board of Directors, or a committee thereof at the Board's discretion, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance upon exercise of the options granted under the Plan. Pursuant to the Plan, the exercise price shall in no event be less than the fair market value of the shares of common stock at the date of grant. As at December 31, 1997, no stock options have been granted under the Plan.

          The Company has issued 4,000,000 stock purchase warrants in connection with the of 50,000 shares of common stock as detailed in note 14. Each of the warrants is convertible into one share of the Company's common stock at an original exercise price of US$4.00 per warrant on or prior to December 23, 1997 and US$5.00 per warrant thereafter. On June 27, 1997, the Board of Directors approved the reduction of the exercise price of the stock purchase warrants to US$3.00 per warrant exercisable on or prior to December 23, 1998. An aggregate of 4,000,000 shares of common stock have been reserved for issuance upon exercise of the stock purchase warrants. All the stock purchase warrants remained outstanding at December 31, 1997.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)



16.  INTEREST INCOME/EXPENSE

                                        Year ended December 31,
                                             1996      1997
                                              RMB       RMB
                                            ------    ------
     Interest expenses represent:
     Interest expense to related parties      (494)     (872)
     Bank loan interest                     (5,646)   (4,770)
     Other interest expense                   --        (550)
                                            ------    ------

                                            (6,140)   (6,192)
                                            ======    ======
     Interest income represents:
     Bank interest income                     --         440
     Interest income from related parties     --       3,648
                                            ------    ------

                                              --       4,088
                                            ======    ======


17.  REORGANIZATION EXPENSES

          Concurrent with the Reverse Acquisition set out in note 1 to the consolidated financial statements, reorganization expenses represented by professional and consultancy fees were incurred which reduced net income by RMB 2,547.


18.  INCOME TAXES

          It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United State of America (the "USA"). Accordingly, no USA corporate income taxes have been provided in these financial statements.

          Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Group's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

          Pursuant to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of the JV is fully exempted from income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 33%. No income tax is provided as this is the third profitable year of operation of the JV. The Group's share in the JV's tax savings resulting from this tax holiday for the years ended December 31, 1996 and 1997 amounted to RMB5,785 and RMB1,664 (RMB0.48 and RMB0.14 per share), respectively.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


18.  INCOME TAXES (continued)

          During 1997, a new subsidiary of the JV was set up. This new subsidiary is subject to income tax at the full rate of 33%. The current year taxation is charged on this new subsidiary's taxable profit earned during the year.

          A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:

                                               Year ended December 31,
                                                 1996        1997
                                                  RMB         RMB
                                                 ----        ----
     Statutory income tax                           33%        33%

     Computed expected tax expenses              6,481        922

     Impact of tax holiday of the JV            (8,264)    (2,377)

     Item which gives rise to no tax benefit:
       Net loss of the Company and ODL           1,339      1,014

     Others                                        444        450
                                                ------     ------

     Taxation charges for the year                --            9
                                                ======     ======

          The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to RMB31,700 at December 31, 1997. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to USA corporate income taxes. Unrecognized deferred USA corporate income tax in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes, as at December 31, 1997 was RMB9,711.

          No deferred income taxes have been provided as the effect of all temporary differences is not material.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


19.  FOREIGN CURRENCY EXCHANGE

          The Renminbi ("RMB") is not freely convertible into foreign currencies.

          Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China. Enterprises operating in the PRC can enter into exchange transactions through the Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency, which is dependent on the foreign currency denominated earnings of the enterprises, or must be arranged through the authorized institutions. Approval for exchange at the authorized institutions is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of RMB into United States dollars or other foreign currencies can generally be effected at the authorized institutions, there is no guarantee that it can be effected at all times. At December 31, 1997, RMB34,234 of the Group's shareholders' equity was subject to exchange conversion restriction.

          The exchange rates as of December 31, 1996 and 1997 were:

                                                   December 31,
                                      1996                        1997
                                      ----                        ----
     United States dollars ("US$")    US$1 : RMB8.30              US$1: RMB8.29
     Singapore dollars ("S$")         S$1: RMB5.83                S$1: RMB4.97


20.  RETIREMENT PLANS

          The Company does not have any retirement plans while the JV has a defined contribution retirement plan for its staff. As stipulated by the PRC government regulations, the JV is required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. The monthly contribution of the JV was equal to 19% of the basic salaries of the existing staff. The pension costs incurred by the JV during the years ended December 31, 1996 and 1997 amounted to RMB1,410 and RMB1,332, respectively.

          Moreover, the JV has internally implemented an additional defined contribution plan for its staff. The JV has to contribute 5% of the monthly basic salaries of the existing staff. On retirement, the staff members are entitled to a lump sum payment in respect of the previous contributions. The pension costs incurred by the JV for the additional plan during the years ended December 31, 1996 and 1997 amounted to RMB484 and RMB700, respectively.

          The JV has no obligation for the payment of pension benefits beyond the annual contributions described above.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)



21.  RELATED PARTY TRANSACTIONS AND BALANCES

          A significant portion of the business undertaken by the Group during the years has been effected with other State-owned enterprises in the PRC and on such terms as determined by the relevant PRC authorities. All these transactions including the transactions summarised in this note represent realised revenues and expenses to the Group.

          After the commencement of operation of the JV in 1995, the JV Partner became an investment holding company and engaged in the trading of building and construction materials, import and export of construction equipment, other than prestressing equipment, construction design and consultation services which are in different segments from the products and services provided by the JV. The JV Partner remains a State-owned enterprise of which the majority is owned by the Mechanical and Electrical Industrial Bureau of the Liuzhou City Government. The significant transactions of the Group with the JV Partner and its subsidiaries are summarised below:

                                                         Year ended December 31,
                                                              1996      1997
                                                               RMB       RMB
                                                         ---------- -----------
     JV Partner:
       Rental expenses for leasing of land and buildings,
           plant and machinery and motor vehicles            1,709      2,590
       Debt collecting services income                       1,305       --
       Interest income                                        --          269
       Interest expenses                                      (494)      (556)
                                                            ======    =======

     Subsidiaries of the JV Partner:
       Rental income from leasing of plant and machinery       684        684
       Sales of raw materials                                5,335      4,391
       Purchases of raw materials                           (3,640)    (7,378)
       Sales of finished goods                               1,206      3,247
       Sub-contracting charges                              (6,884)   (14,094)
       Interest income                                        --        1,082
       Interest expenses                                      --         (316)
                                                            ======    =======

          In addition, the Group had significant transactions with associated companies of the JV Partner, as summarised below:

                                                         Year ended December 31,
                                                           1996      1997
                                                            RMB       RMB
                                                         ---------- -----------
     Purchases of raw materials                             (563)   (5,437)
     Sales of finished goods                               2,903      --
     Rental expenses for leasing of plant and machinery     (964)     (816)
     Interest income                                        --       2,297
                                                          ======    ======

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


21.  RELATED PARTY TRANSACTIONS AND BALANCES (continued)

          During the years ended December 31, 1996 and 1997, the Group had sales amounting to RMB33 and RMB998, respectively to Hong Kong Prestressed Engineering Limited ("HK Prestress"), a company incorporated in Hong Kong, of which two of the Company's directors, Mr. Guo Sen Wu and Mr. Ying Lin Wan, have a beneficial interest.

          In 1996, the Group's accounts receivable and other receivables of RMB8,147 and RMB1,003, respectively, which were acquired by the Group through an acquisition of a subsidiary in 1995, were transferred back to the JV Partner at book value.

         The balances with related parties are as follows:

                                                                  December 31,
                                                                          1997
                                                                           RMB
                                                                  ------------
     Due from related parties:
       JV Partner                                                        21,490
       Subsidiaries of the JV Partner                                    12,524
       Associated companies of the JV Partner                            10,268
       HK Prestress                                                       2,219
                                                                         ------

                                                                         46,501
                                                                         ======

     Due to related parties:
       Subsidiaries of the JV Partner                                     1,445
       Current portion of long term loan from the JV partner                786
                                                                         ------

                                                                          2,231
                                                                         ======

     Long term portion of long term loan from JV Partner                  3,381
                                                                         ======



          All balances with related parties are unsecured, interest-free and repayable on demand except for the long term loan from the JV Partner which is repayable by annual instalments calculated at 0.6% of the gross sales before VAT of each year commencing January 1, 1997 and has been discounted at an effective annual interest rate of 12.6%. Prior to January 1, 1997, all the balances with related parties were interest-free. With effect from January 1, 1997, these balances, except for the above-mentioned long term loan, bear interest at the average bank borrowing rates. The weighted average interest rate as at December 31, 1997 was 12.1% per annum.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


22.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                       Year ended December 31,
                                                           1996     1997
                                                             RMB     RMB
                                                       ---------- -----------
     Interest paid                                         7,336   5,985
                                                           =====   =====

     Income taxes paid                                      --      --
                                                           =====   =====


     NON-CASH ACTIVITIES

          In 1996, the Group's accounts receivable and other receivables of RMB8,147 and RMB1,003, respectively, which were acquired by the Group through an acquisition of a subsidiary in 1995, were transferred back to the JV Partner at book value.


23.  FINANCIAL INSTRUMENTS

          The carrying amounts reported in the Group's balance sheet for current assets and current liabilities, except for bank loans, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. The carrying amounts of bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturities.


24.  NATURE OF OPERATIONS AND CONCENTRATION OF RISK

          The Group manufactures and sells substantially all prestress products used in the construction of motorways, bridges and buildings in the PRC. Accordingly, the credit risk arising from accounts receivable of the JV is concentrated with the PRC government which is usually the initiator of these large scale capital projects.

          The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC. There is also no assurance that the Group will not be adversely affected by any such change in government policies or any unfavourable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


24.  NATURE OF OPERATIONS AND CONCENTRATION OF RISK (continued)

          As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Group. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

          Details of the Group's sales and purchases to customers during the year, which accounted for 10% or more of the respective total sales and purchases, are as follows:

                                             Year ended December 31,
                                                 1996   1997
                                                    %      %
     Sales:                                  ---------- -----------
         Kunming Futong Trading Company            20   --
                                                  ===   ===

     Purchases:
         Jiang Yiu Huaxin Steel Cable Co., Ltd.    50   --
         Pu Lin Jufung Trading Ltd.               --     13
         Others                                    50    87
                                                  ---   ---

                                                  100   100
                                                  ===   ===


25.  DISTRIBUTION OF PROFITS

          The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from the JV in the PRC.

          Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, and the JV's articles of association, the JV is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the decision of the JV's board of directors. The appropriations to the employee welfare and incentive fund have been charged to the statement of income. The other appropriations, if any, are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the JV. In accordance with a board resolution, no appropriations were made to the reserve funds by the JV for 1996 and 1997.

          As described in note 2 to the consolidated financial statements, the net income of the JV as reported in the US GAAP financial statements differs from that as reported in the JV's PRC GAAP financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the PRC GAAP financial statements of the JV. At December 31, 1997, the Group's share in the JV's distributable profits amounted approximately to RMB36,815.

                      OVM INTERNATIONAL HOLDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)


26.  OPERATING LEASE COMMITMENTS

          At December 31, 1997, future minimum payments under operating leases for the leasing of buildings in Liuzhou from the JV Partner was as follows:

                                                                            RMB

     Payable in:
      1998                                                                  300
                                                                            ---

     Total minimum lease payments                                           300
                                                                            ===

          The rental for the years 1999 and thereafter is subject to mutual negotiations between the Company and the JV Partner.

          Rental expenses under operating leases for the years ended December 31, 1996 and 1997 amounted to RMB Nil and RMB300, respectively.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS            DESCRIPTION
-------            -----------
10.14         Supplementary Agreement on the Leasing of Land, Buildings and
              Motor Vehicles

10.15         Supplementary Agreement Concerning the Provision of Welfare
              Facilities

10.16 Agreement Concerning Interest on the Amounts due from OVM Joint Stock Co. Ltd. and its Affiliates

10.17         Supplementary Agreement to Extend the Date of Installment
              Contribution

21            Subsidiaries of the Registrant

27            Financial Data Schedule