Form 10QSB
period 1998-03-31
OVM INTERNATIONAL HOLDING CORP
filed 1998-05-19
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 1998

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to _____________



                         OVM INTERNATIONAL HOLDING CORP.
        (Exact Name of Small Business Issuer as specified in its Charter)




         Nevada                                          88-0344135
(State or other Jurisdiction                          (IRS Employer
      of incorporation)                              Identification No.)



                             West 516 Sprague Avenue
                            Spokane, Washington 99204
                     (Address of Principal Executive Office)

                                 (509) 747-8590
                (Issuer's Telephone Number, Including Area Code)



Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

(1)      Yes    X        No              (2)      Yes   X           No
                 ------      ------                      ------         ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of May 13, 1998.

Traditional Small Business Disclosure Format:     Yes    [   ]    No       [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
             (Amounts in thousands, except share and per share data)

                                                             Three Months Ended March 31,
                                                             ---------------------------
                                                     1998                 1997                 1998
                                                     ----                 ----                 ----
                                                      RMB                  RMB                  USD
                                                  (unaudited)          (unaudited)          (unaudited)

SALES                                                  28,495               25,985                3,441

COST OF SALES                                         (17,259)             (16,103)              (2,084)
                                                -------------       --------------        -------------
GROSS PROFIT                                           11,236                9,882                1,357

SELLING AND ADMINISTRATION
   EXPENSES                                            (8,919)              (8,096)              (1,077)

INTEREST INCOME/(EXPENSES),
   NET                                                     76               (1,069)                   9

OTHER INCOME, NET                                         398                  946                   48
                                                -------------        -------------        -------------
INCOME BEFORE INCOME
   TAXES                                                2,791                1,663                  337

INCOME TAXES                                             (626)                   -                  (76)
                                                -------------        -------------        -------------
NET INCOME AFTER INCOME
   TAXES                                                2,165                1,663                  261

SHARE OF PROFIT OF AN
   ASSOCIATED COMPANY                                       5                   35                    1
                                                -------------        -------------        -------------
NET INCOME BEFORE MINORITY
   INTEREST                                             2,170                1,698                  262

MINORITY INTERESTS                                     (1,101)                (522)                (133)
                                                -------------       --------------       --------------
NET INCOME                                              1,069                1,176                  129
                                                =============       ==============       ==============
EARNINGS PER SHARE                                       0.09                 0.10                 0.01
                                                =============       ==============       ==============
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                          12,050,000           12,050,000           12,050,000
                                                =============       ==============       ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                        March 31,      December 31,       March 31,
                                                          1998             1997              1998
                                                           RMB             RMB               USD
                                             Notes     (unaudited)      (audited)        (unaudited)

ASSETS
Current assets:
  Cash and bank balances                                     17,080            13,956             2,063
  Accounts receivable, net of allowance
    of RMB13,076 (1997: RMB13,076)                          106,167           113,671            12,822
  Inventories                                  2             37,721            34,745             4,556
  Prepayments, deposits and other                            22,349            14,026             2,699
receivables
  Due from related parties                                   52,028            46,501             6,284
                                                         ----------        ----------        ----------
Total current assets                                        235,345           222,899            28,424
Interest in an associated company                             4,421             4,416               534
Property, machinery and equipment, net         3             13,000            12,738             1,570
Deferred asset                                                  675             1,833                81
Goodwill                                                      3,588             3,622               433
Intangible assets                                             3,103             3,132               375
                                                         ----------        ----------        ----------
Total assets                                                260,132           248,640            31,417
                                                         ==========        ==========        ==========

LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                 41,420            41,420             5,002
  Accounts payable                                           69,672            70,666             8,415
  Advance payments by customers                              12,386            10,705             1,496
  Other payables and accrued liabilities                     25,739            22,334             3,109
  Due to related parties                                      6,686             2,231               807
  Sales taxes payable                                        12,159            12,488             1,468
  Income taxes payable                                          626                 -                76
                                                         ----------        ----------        ----------
Total current liabilities                                   168,688           159,844            20,373
Long term loan from a related party                           3,857             3,381               466
Minority interests                                           27,382            26,281             3,307
                                                         ----------        ----------        ----------
Total liabilities and minority interests                    199,927           189,506            24,146
                                                         ----------        ----------        ----------
Stockholders' equity:
  Common stock                                                   10                10                 1
  Authorized:
    40,000,000 (1997: 40,000,000) shares,
      par value of US$0.0001 each
  Issued and fully paid:
    12,050,000 (1997: 12,050,000) shares,
      par value of US$0.0001 each
Additional paid-in capital                                   30,795            30,795             3,719
Exchange reserve                                                 68                66                 8
Retained earnings                                            29,332            28,263             3,543
                                                         ----------        ----------        ----------
Total stockholders' equity                                   60,205            59,134             7,271
                                                         ----------        ----------        ----------

Total liabilities, minority interests and
  Stockholders' equity                                      260,132           248,640            31,417
                                                         ==========        ==========        ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (Amounts in thousands)


                                                                    Three months ended March 31,
                                                             1998             1997               1998
                                                              RMB             RMB                USD
                                                                         (unaudited)

Cash flows from operating activities:
  Net income                                                  1,069             1,176               129
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Share of profit of an associated company                  (5)               (35)               (1)
      Minority interests                                      1,101               522               133
      Depreciation                                            1,803               397               218
      Amortization of goodwill                                   34                34                 4
      Amortization of intangible assets                          31                29                 4
    Decrease/(increase) in assets:
      Accounts receivable                                     7,504            (1,745)              906
      Inventories                                            (2,976)           (5,151)             (359)
      Prepayments, deposits and other receivables            (8,323)            1,839            (1,005)
      Due from related parties                               (5,527)            6,718              (668)
      Deferred asset                                          1,158                 -               140
    Increase/(decrease) in liabilities:
      Accounts payable                                         (994)              208              (120)
      Advance payments by customers                           1,681            (2,258)              203
      Other payables and accrued liabilities                  3,405             1,450               411
      Due to related parties                                  4,455              (533)              538
      Sales taxes payable                                      (329)             (926)              (40)
      Income taxes payable                                      626                 -                76
                                                         ----------        ----------        ----------
Net cash provided by/(used in) operating activities           4,713             1,725               569
                                                         ----------        ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment           (2,065)              (52)             (249)
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities          (2,065)              (52)             (249)
                                                         ----------        ----------        ----------

Cash flows from financing activities:
  Repayments of bank loans                                        -            (2,500)                -
  Advance/(repayments) of long term loan from a                 476            (7,003)               57
related party
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities             476            (9,503)               57
                                                         ----------        ----------        ----------

Net increase/(decrease) in cash and cash equivalent           3,124            (7,830)              377
Cash and cash equivalent, at beginning of period             13,956            22,526             1,686
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                   17,080            14,696             2,063
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


1.        BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 1998. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.        INVENTORIES

                                                                          March 31         December 31,
                                                                              1998                 1997
                                                                               RMB                  RMB
                                                                       (unaudited)            (audited)

           Raw materials                                                    13,957               11,411
           Work in progress                                                  6,413                5,632
           Finished goods                                                   17,351               17,702
                                                                        ----------           ----------
                                                                            37,721               34,745
                                                                        ==========           ==========

3.        PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                              1998                 1997
                                                                               RMB                  RMB
                                                                       (unaudited)            (audited)
           At cost:
             Buildings                                                       5,963                4,221
             Plant and machinery                                            14,452               14,129
                                                                        ----------           ----------
                                                                            20,415               18,350
                                                                        ----------           ----------
           Accumulated depreciation:
             Buildings                                                       1,371                  969
             Plant and machinery                                             6,044                4,643
                                                                        ----------           ----------
                                                                             7,415                5,612
                                                                        ----------           ----------
           Property, machinery and equipment, net                           13,000               12,738
                                                                        ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         NET SALES AND GROSS PROFIT. Net sales increased by RMB2,510,000 (US$303,000) or 9.7% to RMB28,495,000 (US$3,441,000) in the three months ended
March 31, 1998 from RMB25,985,000 (US$3,138,000) in the corresponding period of the prior year. Sales revenues are recognized upon delivery of goods to customers. The increase in net sales revenue was primarily due to more sales contracts received and completed during the period.

         Gross profits increased by RMB1,354,000 (US$164,000) or 13.7% to RMB11,236,000 (US$1,357,000) for the three months ended March 31, 1998 compared to RMB9,882,000 (US$1,193,000) in the corresponding period of the prior year. The increase in gross profit was primarily due to the increase in net sales.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB823,000 (US$99,000) or 10.2% to RMB8,919,000 (US$1,077,000) for the three months ended March 31, 1998 as compared to RMB8,096,000 (US$978,000) in the corresponding period in 1997. The increase was primarily related to the increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period.


         PROVISION FOR BAD DEBT EXPENSES. No additional provision for bad debt expenses was charged to the income statements during the three months period ended March 31, 1998 and 1997 because the management considered that the period-end allowance for doubtful accounts was adequate.

         INTEREST INCOME/EXPENSES, NET. Interest expenses decreased significantly by RMB1,145,000 (US$138,000) or 107%, resulting in a net interest income of RMB76,000 (US$9,000) for the three months ended March 31 ,1998 as compared to a net interest expense of RMB1,069,000 (US$129,000) in the corresponding period in 1997. The increase in net interest income in the three months period ended March 31, 1998 was due primarily to more interest income being recorded from related parties during the current period as compared to the corresponding period in 1997 because of the increase in the amounts due from the related parties.

         OTHER INCOME. Other income decreased by RMB548,000 (US$66,000) or 57.9% from RMB946,000 (US$114,000) for the three months ended March 31, 1997 to RMB398,000 (US$48,000) for the corresponding period in 1998. The decrease was primarily related to less income being earned from leasing of equipment for the current period as compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of RMB66,657,000 (US$8,050,000) as of March 31, 1998 compared to RMB63,055,000 (US$7,615,000) as of December 31, 1997. Net cash provided by operating activities for the three months ended March 31, 1998 was RMB4,713,000 (US$569,000) as compared to RMB1,725,000 (US$208,000) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1997. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended March 31, 1998, the Company filed no current Reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OVM INTERNATIONAL HOLDING CORP.





May 19, 1998                           By:/s/ Ching Lung Po
                                          -----------------------------------
                                          Ching Lung Po, President



                                       By:/s/Kwok Kwan Hung
                                          -----------------------------------
                                          Kwok Kwan Hung, Principal Fianancial
                                          and Accounting Officer