Form 10QSB
period 1998-06-30
OVM INTERNATIONAL HOLDING CORP
filed 1998-08-18
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 1998
                                      -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of August 13, 1998.

Traditional Small Business Disclosure Format:    Yes   [   ]      No    [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
             (Amounts in thousands, except share and per share data)


                                     Three Months Ended June 30,            Six Months Ended June 30,
                                     ---------------------------          -------------------------
                                    1998        1997        1998          1998       1997        1998
                                    ----        ----        ----          ----       ----        ----
                                     RMB         RMB         US$           RMB         RMB        US$
                                             (unaudited)                           (unaudited)

SALES                                 46,731      28,897       5,644      75,226       54,882       9,085

COST OF SALES                        (36,435)    (15,602)     (4,400)    (53,694)     (31,705)     (6,485)
                                  ----------  ----------  ----------  ----------   ----------- ----------
GROSS PROFIT                          10,296      13,295       1,244      21,532       23,177       2,600

SELLING AND ADMINISTRATION
   EXPENSES                          (10,440)     (7,924)     (1,261)    (19,359)     (16,020)     (2,338)

PROVISION FOR DOUBTFUL
  ACCOUNTS AND OTHER
  RECEIVABLES                              -      (3,875)          -           -       (3,875)          -

INTEREST EXPENSES                     (1,644)       (707)       (199)     (2,676)      (3,454)       (323)

INTEREST INCOME                          280       1,546          34       1,388        3,224         168

OTHER INCOME, NET                        319          34          38         717          980          86
                                  ----------  ----------  ----------  ----------   ----------- ----------
INCOME/(LOSS) BEFORE INCOME
   TAXES                              (1,189)      2,369        (144)      1,602        4,032         193

INCOME TAXES                            (229)          -         (28)       (855)           -        (103)
                                  ----------  ----------  ----------  ----------   ----------- ----------
NET INCOME/(LOSS) AFTER
   INCOME TAXES                       (1,418)      2,369        (172)        747        4,032          90

SHARE OF PROFIT/(LOSS) OF AN
   ASSOCIATED COMPANY                     (4)         23           -           1           58           -
                                  ----------  ----------  ----------  ----------   ----------- ----------
NET INCOME/(LOSS) BEFORE
   MINORITY INTEREST                  (1,422)      2,392        (172)        748        4,090          90

MINORITY INTERESTS                       515      (1,226)         62        (586)      (1,748)        (71)
                                  ----------  ----------  ----------  ----------   ----------- ----------
NET INCOME/(LOSS)                       (907)      1,166        (110)        162        2,342          19
                                  ==========  ==========  ==========  ==========   ==========  ==========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE                     (0.08)       0.10       (0.01)       0.01         0.19           -
                                  ==========  ==========  ==========  ==========   ==========  ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING         12,050,000  12,050,000  12,050,000  12,050,000   12,050,000  12,050,000
                                  ==========  ==========  ==========  ==========   ==========  ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                        June 30,       December 31,        June 30,
                                                          1998             1997              1998
                                                           RMB             RMB               US$
                                             Notes     (unaudited)      (audited)        (unaudited)
ASSETS
Current assets:
  Cash and bank balances                                     22,898            13,956             2,765
  Accounts receivable, net of allowance
     of RMB13,076 (1997: RMB13,076)                         102,282           113,671            12,353
  Inventories                                  2             37,685            34,745             4,551
  Prepayments, deposits and other                            22,262            14,026             2,689
receivables
  Due from related parties                                   48,493            46,501             5,857
                                                         ----------        ----------        ----------
Total current assets                                        233,620           222,899            28,215
Interest in an associated company                             4,417             4,416               533
Property, machinery and equipment, net         3             13,074            12,738             1,579
Deferred asset                                                  675             1,833                82
Goodwill                                                      3,555             3,622               429
Intangible assets                                             3,074             3,132               371
                                                         ----------        ----------        ----------
Total assets                                                258,415           248,640            31,209
                                                         ==========        ==========        ==========

LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                 40,420            41,420             4,882
  Accounts payable                                           68,163            70,666             8,232
  Advance payments by customers                              14,979            10,705             1,809
  Other payables and accrued liabilities                     23,774            22,334             2,871
  Due to related parties                                      9,575             2,231             1,156
  Sales taxes payable                                        10,905            12,488             1,317
  Income taxes payable                                          855                 -               103
                                                         ----------        ----------        ----------
Total current liabilities                                   168,671           159,844            20,370
Long term loan from a related party                           3,581             3,381               433
Minority interests                                           26,867            26,281             3,245
                                                         ----------        ----------        ----------
Total liabilities and minority interests                    199,119           189,506            24,048
                                                         ----------        ----------        ----------
Stockholders' equity:
  Common stock                                                   10                10                 1
  Authorized:
    40,000,000 (1997: 40,000,000) shares,
      par value of US$0.0001 each
  Issued and fully paid:
    12,050,000 (1997: 12,050,000) shares,
      par value of US$0.0001 each
Additional paid-in capital                                   30,795            30,795             3,719
Exchange reserve                                                 66                66                 8
Retained earnings                                            28,425            28,263             3,433
                                                         ----------        ----------        ----------
Total stockholders' equity                                   59,296            59,134             7,161
                                                         ----------        ----------        ----------

Total liabilities, minority interests and
  Stockholders' equity                                      258,415           248,640            31,209
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Amounts in thousands)

                                                                  Six months ended June 30,
                                                              1998             1997              1998
                                                               RMB             RMB               US$
                                                                            (unaudited)
Cash flows from operating activities:
  Net income                                                    162             2,342                20
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Share of profit of an associated company                   (1)              (58)                -
      Minority interests                                        586             1,748                71
      Depreciation                                              775               744                94
      Amortization of goodwill                                   67                68                 8
      Amortization of intangible assets                          58                57                 7
    Decrease/(increase) in assets:
      Accounts receivable                                    11,389            (8,900)            1,375
      Inventories                                            (2,940)            1,177              (355)
      Prepayments, deposits and other receivables            (8,236)           (5,011)             (995)
      Due from related parties                               (1,992)            2,776              (241)
      Deferred asset                                          1,158              (112)              140
    Increase/(decrease) in liabilities:
      Accounts payable                                       (2,503)             (103)             (302)
      Advance payments by customers                           4,274            (1,163)              516
      Other payables and accrued liabilities                  1,440              (766)              174
      Due to related parties                                  7,344            (1,342)              887
      Sales taxes payable                                       855                 -               103
      Income taxes payable                                   (1,583)            1,669              (191)
                                                         ----------        ----------        ----------
Net cash provided by/(used in) operating activities          10,853            (6,874)            1,311
                                                         ----------        ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment           (1,111)             (476)             (134)
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities          (1,111)             (476)             (134)
                                                         ----------        ----------        ----------

Cash flows from financing activities:
  Repayments of bank loans                                   (1,000)             (500)             (121)
  Advance/(repayments) of long term loan from a                 200               589                24
related party
                                                         ----------        ----------        ----------
Net cash provided by/(used in) financing activities            (800)               89               (97)
                                                         ----------        ----------        ----------

Net increase/(decrease) in cash and cash equivalent           8,942            (7,261)            1,080
Cash and cash equivalent, at beginning of period             13,956            22,526             1,685
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                   22,898            15,265             2,765
                                                         ==========        ==========        ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 1998. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                              June 30,         December 31,
                                                                  1998                 1997
                                                                   RMB                  RMB
                                                           (unaudited)            (audited)
           Raw materials                                        13,034               11,411
           Work in progress                                      4,261                5,632
           Finished goods                                       20,390               17,702
                                                            ----------           ----------
                                                                37,685               34,745
                                                            ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                              June 30,         December 31,
                                                                  1998                 1997
                                                                   RMB                  RMB
                                                           (unaudited)            (audited)

           At cost:
             Buildings                                           4,221                4,221
             Plant and machinery                                15,240               14,129
                                                            ----------           ----------
                                                                19,461               18,350
                                                            ----------           ----------
           Accumulated depreciation:
             Buildings                                           1,071                  969
             Plant and machinery                                 5,316                4,643
                                                            ----------           ----------
                                                                 6,387                5,612
                                                            ----------           ----------
           Property, machinery and equipment, net               13,074               12,738
                                                            ==========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


         NET SALES AND GROSS PROFIT. For the first half year of 1998, net sales increased by RMB20,344,000 (US$2,457,000) or 37.1% to RMB75,226,000
(US$9,085,000) from RMB54,882,000 (US$6,628,000) in the corresponding period of the prior year. Given the adverse impact of the Asian financial crisis on the Chinese economy, some of the infrastructure activities were slowed down or suspended. It was the Company's policy to reduce the prices to boost sales in the first half year of 1998. The increase in net sales revenue was mainly due to more sales contracts received and completed during the current period.

         Gross profits decreased by RMB1,645,000 (US$199,000) or 7.1% to RMB21,532,000 (US$2,600,000) for the six months ended June 30, 1998 compared to RMB23,177,000 (US$2,799,000) in the corresponding period of the prior year. The decrease in gross profit was a result of the Company's policy to reduce prices in order to boost sales.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB3,339,000 (US$403,000) or 20.8% to RMB19,359,000
(US$2,338,000) for the six months ended June 30, 1998 as compared to RMB16,020,000 (US$1,935,000) in the corresponding period in 1997. The increase was primarily related to the increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period.

         PROVISION FOR BAD DEBT EXPENSES. No additional provision for bad debt expenses was charged to the income statements during the six months period ended June 30, 1998 because the management considered that the period-end allowance for doubtful accounts was adequate.

         INTEREST INCOME/EXPENSES. Interest expenses decreased by RMB778,000 (US$94,000) or 22.5% to RMB2,676,000 (US$323,000) for the six months ended June 30, 1998 as compared to RMB3,454,000 (US$417,000) in the corresponding period in 1997. The decrease in interest expenses in the six months period ended June 30, 1998 was due to the decrease in the average bank borrowing rates during the current period. Interest income mainly represented the income received on the amounts due from related parties, bear interest at the average bank borrowing rates. Interest income decreased by RMB1,836,000 (US$222,000) or 56.9% to RMB1,388,000 (US$168,000) for the six months ended June 30, 1998 as compared to RMB3,224,000 (US$389,000) in the corresponding period in 1997. The decrease was mainly due to the reduction of balances with related parties and the average bank borrowing rates.

         OTHER INCOME. Other income decreased by RMB263,000 (US$32,000) or 26.8% from RMB980,000 (US$118,000) for the six months ended June 30, 1997 to RMB717,000 (US$86,000) for the corresponding period in 1998. The decrease was primarily related to less income being earned from leasing of equipment for the current period as compared to the corresponding period in 1997.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of a Company's subsidiary in PRC, Liuzhou OVM Construction Machinery Company Limited ("JV"), is fully exempted from income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 33%. No income tax was provided in 1997 as this was the third profitable year of operation of the JV. Income tax was provided in 1998 at 16.5% as this was the fourth profitable year of operation of the JV. Another subsidiary of the Company in PRC, Liuzhou OVM Trading Co. Ltd., which was established in 1997 was subject to income tax at the full rate of 33%.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         NET SALES AND GROSS PROFIT. Net sales for the second quarter of fiscal 1998 increased by RMB17,834,000 (US$2,154,000) or 61.7% to approximately RMB46,731,000 (US$5,644,000), compared to approximately RMB28,897,000
(US$3,490,000) for the corresponding period in 1997. Due to the continuing impact of the Asian financial crisis on the Chinese economy in the second quarter of 1998, the Company decided to reduce the prices further in order to boost sales and maintain its competitiveness. The increase in net sales revenue was mainly due to more sales contracts received and completed during the current period.

         Gross profits decreased by RMB2,999,000 (US$362,000) or 22.6% to RMB10,296,000 (US$1,244,000) for the second quarter of fiscal 1998 compared to RMB13,295,000 (US$1,606,000) in the corresponding period of the prior year. The decrease in gross profit was a result of the Company's policy to reduce prices in order to boost sales.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB2,516,000 (US$304,000) or 31.8% to RMB10,440,000
(US$1,261,000) for second quarter of fiscal 1998 as compared to RMB7,924,000 (US$957,000) in the corresponding period in 1997. The increase was primarily related to the increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period.

         INTEREST INCOME/EXPENSES. Interest expenses increased by RMB937,000 (US$113,000) or 133% to RMB1,644,000 (US$199,000) for the second quarter of fiscal 1998 as compared to RMB707,000 (US$85,000) in the corresponding period in 1997. The increase in interest expenses was due to the increase of average bank loans during the current period. Interest income mainly represented the income received on the amounts due from related parties, bear interest at the average bank borrowing rates. Interest income decreased by RMB1,266,000 (US$153,000) or 81.9% to RMB280,000 (US$34,000) for the second quarter of fiscal 1998 as compared to RMB1,546,000 (US$187,000) in the corresponding period in 1997. The decrease was mainly due to the reduction of balances with related parties and the average bank borrowing rates.

         OTHER INCOME. Other income increased by RMB285,000 (US$34,000) from RMB34,000 (US$4,000) for the second quarter of fiscal 1997 to RMB319,000 (US$38,000) for the corresponding period in 1998. The increase was primarily due to a loss on disposal of scrap materials in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of RMB64,949,000 (US$7,844,000) as of June 30, 1998 compared to RMB63,055,000 (US$7,615,000) as of December 31, 1997. Net cash provided by operating activities for the six months ended June 30, 1998 was RMB10,853,000 (US$1,311,000) as compared to net cash used in operating activities of RMB6,874,000 (US$830,000) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended June 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OVM INTERNATIONAL HOLDING CORP.





August 18, 1998                        By:/s/ Ching Lung Po
                                          __________________________________
                                          Ching Lung Po, President



                                       By:/s/Kwok Kwan Hung
                                          ___________________________________
                                          Kwok Kwan Hung, Principal Fianancial
                                          and Accounting Officer