Form 10QSB
period 1998-09-30
OVM INTERNATIONAL HOLDING CORP
filed 1998-11-13
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 1998
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of November 13, 1998.

Traditional Small Business Disclosure Format:        Yes  [   ]      No   [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             (Amounts in thousands, except share and per share data)


                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                  --------------------------------       -------------------------------
                                     1998       1997        1998           1998        1997       1998
                                     ----       ----        ----           ----        ----       ----
                                     RMB         RMB        US$             RMB        RMB         US$
                            Note
SALES                                 49,155     76,096       5,944      124,381      130,978       15,040

COST OF SALES                        (38,730)   (46,893)     (4,683)     (92,424)     (78,598)     (11,176)
                                  ----------  ---------- ----------   ----------   ----------   ----------
GROSS PROFIT                          10,425     29,203       1,261       31,957       52,380        3,864

SELLING AND ADMINIST-
   RATION EXPENSES                   (11,656)   (11,102)     (1,409)     (31,015)     (27,122)      (3,750)

PROVISION FOR
  DOUBTFUL ACCOUNTS
  AND OTHER
  RECEIVABLES                              -          -           -            -       (3,875)           -

INTEREST EXPENSES                     (1,194)    (1,871)       (144)      (3,870)      (5,325)        (468)

INTEREST INCOME                          933      1,622         112        2,321        4,846          281

OTHER INCOME/(LOSS),
  NET                                  1,566        (14)        189        2,283          966          276
                                  ----------  ---------- ----------   ----------   ----------   ----------
INCOME BEFORE
   INCOME TAXES                           74     17,838           9        1,676       21,870          203

INCOME TAXES                 2           202          -          24         (653)           -          (79)
                                  ----------  ---------- ----------   ----------   ----------   ----------
NET INCOME AFTER
   INCOME TAXES                          276     17,838          33        1,023       21,870          124

SHARE OF PROFIT OF AN
   ASSOCIATED COMPANY                     17         11           2           18           69            2
                                  ----------  ---------- ----------   ----------   ----------   ----------
NET INCOME BEFORE
   MINORITY INTEREST                     293     17,849          35        1,041       21,939          126

MINORITY INTERESTS                      (244)    (5,413)        (29)        (830)      (7,161)        (100)
                                  ----------  ---------- ----------   ----------   ----------   ----------
NET INCOME                                49     12,436           6          211       14,778           26
                                  ==========  =========  ==========   ==========   ==========   ==========
BASIC AND DILUTED
  EARNINGS PER SHARE                   0.004      1.032       0.001        0.018        1.226        0.002
                                  ==========  =========  ==========   ==========   ==========   ==========
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING                   12,050,000  12,050,000 12,050,000   12,050,000   12,050,000   12,050,000
                                  ==========  =========  ==========   ==========   ==========   ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                             (Amounts in thousands)

                                                      September 30,    December 31,     September 30,
                                                      -------------    ------------     -------------
                                                          1998             1997              1998
                                                          ----             ----              ----
                                                           RMB             RMB               US$
                                             Notes     (Unaudited)        (Note)         (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                     25,377            13,956             3,069
  Accounts  receivable, net of allowance
     of RMB13,076 (1997: RMB13,076)                         114,257           113,671            13,816
  Inventories                                  3             26,063            34,745             3,152
  Prepayments, deposits and other receivables                25,830            14,026             3,123

  Due from related parties                                   48,864            46,501             5,908
                                                         ----------        ----------        ----------
Total current assets                                        240,391           222,899            29,068
Interest in an associated company                             4,434             4,416               536
Property, machinery and equipment, net         4             13,400            12,738             1,620
Deferred asset                                                  675             1,833                82
Goodwill                                                      3,521             3,622               426
Intangible assets                                             3,045             3,132               368
                                                         ----------        ----------        ----------
Total assets                                                265,466           248,640            32,100
                                                         === ======        ==========        ==========

LIABILITIES, MINORITY INTERESTS
   AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                 42,320            41,420             5,117
  Accounts payable                                           73,004            70,666             8,828
  Advance payments by customers                              15,124            10,705             1,829
  Other payables and accrued liabilities                     22,540            22,334             2,725
  Due to related parties                                     11,205             2,231             1,355
  Sales taxes payable                                        11,124            12,488             1,345
  Income taxes payable                                          409                 -                50
                                                         ----------        ----------        ----------
Total current liabilities                                   175,726           159,844            21,249
Long term loan from a related party                           3,284             3,381               397
Minority interests                                           27,111            26,281             3,278
                                                         ----------        ----------        ----------
Total liabilities and minority interests                    206,121           189,506            24,924
                                                         ----------        ----------        ----------
Stockholders' equity:
  Common stock                                                   10                10                 1
  Authorized:
    40,000,000 (1997: 40,000,000) shares,
      par value of US$0.0001 each
  Issued and fully paid:
    12,050,000 (1997: 12,050,000) shares,
      par value of US$0.0001 each
Additional paid-in capital                                   30,795            30,795             3,724
Retained earnings                                            28,474            28,263             3,443
Accumulated other comprehensive income                           66                66                 8
                                                         ----------        ----------        ----------
Total stockholders' equity                                   59,345            59,134             7,176
                                                         ----------        ----------        ----------

Total liabilities, minority interests and
  Stockholders' equity                                      265,466           248,640            32,100
                                                         ==========        ==========        ==========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (Amounts in thousands)




                                                                            Accumulated
                                               Additional                         Other
                                   Common         Paid-in       Retained  Comprehensive
                                    Stock         Capital       Earnings         Income           Total
                                    -----         -------       --------         ------           -----
                                      RMB            RMB             RMB            RMB             RMB

Balance at January 1, 1998             10         30,795          28,263             66          59,134

Comprehensive income:
  Net income for the period             -              -             211              -             211

                                 --------     ----------      ----------     ----------      ----------
Balance at September 30, 1998          10         30,795          28,474             66          59,345
                                 ========     ==========      ==========     ==========      ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (Amounts in thousands)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                            1998              1997               1998
                                                            ----              ----               ----
                                                             RMB              RMB                US$
Cash flows from operating activities:
  Net income                                                    211            14,778                26
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Share of profit of an associated company                  (18)              (69)               (2)
      Minority interests                                        830             7,161               100
      Depreciation                                            1,193             1,124               144
      Amortization of goodwill                                  101               101                12
      Amortization of intangible assets                          87                85                11
    Decrease/(increase) in assets:
      Accounts receivable                                      (586)          (14,964)              (71)
      Inventories                                             8,682            (5,671)            1,050
      Prepayments, deposits and other receivables           (11,804)           (8,424)           (1,427)
      Due from related parties                               (2,363)           (4,620)             (286)
      Deferred asset                                          1,158              (112)              140
    Increase/(decrease) in liabilities:
      Accounts payable                                        2,338             2,305               283
      Advance payments by customers                           4,419             4,471               534
      Other payables and accrued liabilities                    206            (6,829)               25
      Due to related parties                                  8,974            (1,215)            1,085
      Sales taxes payable                                    (1,364)            1,152              (165)
      Income taxes payable                                      409                 -                50
                                                         ----------        ----------        ----------
Net cash provided by/(used in) operating activities          12,473           (10,727)            1,509
                                                         ----------        ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment           (1,855)             (587)             (224)
                                                         ----------        ----------        ----------
Net cash used in financing activities                        (1,855)             (587)             (224)
                                                         ----------        ----------        ----------

Cash flows from financing activities:
  New bank loans                                              1,900                 -               230
  Repayments of bank loans                                   (1,000)             (500)             (121)
  Advance/(repayments) of long term loan from a                 (97)              589               (12)
related party
                                                         ----------        ----------        ----------
Net cash provided by financing activities                       803                89                97
                                                         ----------        ----------        ----------

Net increase/(decrease) in cash and cash equivalent          11,421           (11,225)            1,382
Cash and cash equivalent, at beginning of period             13,956            22,526             1,687
                                                         ----------        ----------        ----------
Cash and cash equivalent, at end of period                   25,377            11,301             3,069
                                                         ==========        ==========        ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.27 quoted by the People's Bank of China as at September 30, 1998. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INCOME TAXES

         According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM Construction Machinery Company Limited ("JV"), a PRC subsidiary of the Company, is fully exempted from income tax for three years commencing from first profitable year of operations, followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 33%. No income tax was provided in 1997 as this was the third profitable year of operations of the JV. Income tax was provided in 1998 at 16.5% as this was the fourth profitable year of operations of the JV. Another subsidiary of the Company in the PRC, Liuzhou Trading Co. Ltd., which was established in 1997 was subject to income tax at the full rate of 33%.

3.       INVENTORIES

                                             September 30,         December 31,
                                             -------------         ------------
                                                      1998                 1997
                                                      ----                 ----
                                                       RMB                  RMB

           Raw materials                            12,616               11,411
           Work in progress                          3,189                5,632
           Finished goods                           10,258               17,702
                                                ----------           ----------
                                                    26,063               34,745
                                                ==========           ==========

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


4.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                     -------------         ------------
                                                                              1998                 1997
                                                                              ----                 ----
                                                                               RMB                  RMB
           At cost:
             Buildings                                                       4,221                4,221
             Plant and machinery                                            15,984               14,129
                                                                        ----------           ----------
                                                                            20,205               18,350
                                                                        ----------           ----------
           Accumulated depreciation:
             Buildings                                                       1,121                  969
             Plant and machinery                                             5,684                4,643
                                                                        ----------           ----------
                                                                             6,805                5,612
                                                                        ----------           ----------
           Property, machinery and equipment, net                           13,400               12,738
                                                                        ==========           ==========

5        NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, became effective in the first quarter of 1998. SFAS no. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or stockholders' equity. Essentially, under SFAS No. 130, the new label "accumulated other comprehensive income" has replaced that of the former "exchange reserve" in the stockholders' equity section of the consolidated balance sheet.

         In 1997, the Financial Accounting Standards Board also issued SFAS no. 131, Disclosures about Segments of an Enterprise and Related Information. The Company plans to adopt this Statement effective December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997


         NET SALES AND GROSS PROFIT. For the nine months of 1998, net sales decreased by RMB6,597,000 (US$798,000) or 5.0% to RMB124,381,000 (US$15,040,000)
from RMB130,978,000 (US$15,838,000) in the corresponding period of the prior year.

         Gross profits decreased by RMB20,423,000 (US$2,470,000) or 39.0% to RMB31,957,000 (US$3,864,000) for the nine months of 1998 compared to RMB52,380,000 (US$6,334,000) in the corresponding period of the prior year. Given the adverse impact of the Asian financial crisis on the Chinese and Asian economy, some infrastructure activities were slowed down or suspended. This adverse effect on sales was partly offset by the Company's policy to reduce prices to boost sales for the nine months of 1998. The decrease in gross profit was a result of this policy.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB3,893,000 (US$471,000) or 14.4% to RMB31,015,000
(US$3,750,000) for the nine months of 1998 as compared to RMB27,122,000 (US$3,280,000) in the corresponding period in 1997. The increase was primarily related to increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period.

         PROVISION FOR DOUBTFUL ACCOUNTS AND OTHER RECEIVABLES. No additional provision for bad debt expenses was charged to the income statements for the nine months ended September 30, 1998 because management considered that the period-end allowance for doubtful accounts was adequate.

         INTEREST INCOME/EXPENSES. Interest expenses decreased by RMB1,455,000 (US$176,000) or 27.3% to RMB3,870,000 (US$468,000) for the nine months of 1998 as compared to RMB5,325,000 (US$644,000) in the corresponding period in 1997. The decrease in interest expenses for the nine months of 1998 was due to a decrease in the average bank borrowing rates during the current period. Interest income mainly represented income received on amounts due from related parties, and bear interest at the average bank borrowing rates. Interest income decreased by RMB2,525,000 (US$305,000) or 52.1% to RMB2,321,000 (US$281,000) for the nine months of 1998 as compared to RMB4,846,000 (US$586,000) in the corresponding period in 1997. The decrease was mainly due to the reduction of average balances with related parties and the average bank borrowing rates.

         OTHER INCOME/(LOSS), NET. Other income increased by RMB1,317,000 (US$159,000) or 136.3% from RMB966,000 (US$117,000) for the nine months of 1997 to RMB2,283,000 (US$276,000) for the corresponding period in 1998. The increase was primarily due to service fee received on transportation service provided to customers.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM Construction Machinery Company Limited ("JV"), a PRC subsidiary of the Company, is fully exempted from income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 33%. No income tax was provided in 1997 as this was the third profitable year of operation of the JV. Income tax was provided in 1998 at 16.5% as this was the fourth profitable year of operation of the JV. Another subsidiary of the Company in PRC, Liuzhou OVM Trading Co. Ltd., which was established in 1997 was subject to income tax at the full rate of 33%. It is the management's intention to reinvest all the income attributable to the Company derived from its subsidiaries in 1998 and, accordingly, no U.S. tax liability should be payable.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         NET SALES AND GROSS PROFIT. Net sales for the third quarter of fiscal 1998 increased by RMB26,941,000 (US$3,258,000) or 35.4% to approximately RMB49,155,000 (US$5,944,000), compared to approximately RMB76,096,000
(US$9,201,000) for the corresponding period in 1997.

         Gross profits decreased by RMB18,778,000 (US$2,271,000) or 64.3% to RMB10,425,000 (US$1,261,000) for the third quarter of fiscal 1998 compared to RMB29,203,000 (US$3,531,000) in the corresponding period of the prior year. Due to the continuing impact of the Asian financial crisis on the Chinese and Asian economy in the third quarter of 1998, infrastructure activities were further slowed down or suspended. The Company's policy to reduce prices in order to boost sales and maintain its competitiveness caused the reduction in gross profit.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB554,000 (US$67,000) or 5.0% to RMB11,656,000 (US$1,409,000) for third quarter of fiscal 1998 as compared to RMB11,102,000 (US$1,342,000) in the corresponding period in 1997. The increase was primarily related to increased costs associated with the Company's effort to promote sales. In addition, more legal and professional fees were incurred by the Company during the current period as compared to the prior period.

         INTEREST INCOME/EXPENSES. Interest expenses decreased by RMB677,000 (US$82,000) or 36.2% to RMB1,194,000 (US$144,000) for the third quarter of fiscal 1998 as compared to RMB1,871,000 (US$226,000) in the corresponding period in 1997. The decrease in interest expenses was due to a decrease in the average bank borrowing rates during the current period. Interest income mainly represented income received on amounts due from related parties, and bear interest at the average bank borrowing rates. Interest income decreased by RMB689,000 (US$83,000) or 42.4% to RMB933,000 (US$112,000) for the third quarter of fiscal 1998 as compared to RMB1,622,000 (US$196,000) in the corresponding period in 1997. The decrease was also due to a reduction of average bank borrowing rates.

         OTHER INCOME/(LOSS), NET. Other income increased by RMB1,580,000 (US$191,000) for the third quarter of fiscal 1998 to RMB1,566,000 (US$189,000). The increase was primarily due to the service fee received on transportation services provided to customers.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of RMB64,665,000 (US$7,819,000) as of September 30, 1998 compared to RMB63,055,000 (US$7,625,000)
as of December 31, 1997. Net cash provided by operating activities for the nine months ended September 30, 1998 was RMB12,473,000 (US$1,509,000) as compared to net cash used in operating activities of RMB10,727,000 (US$1,297,000) for the corresponding period in 1997. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1997. The Company believes that internally generated funds together with available bank credits, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended September 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OVM INTERNATIONAL HOLDING CORP.





November 13, 1998                 By:/s/ Ching Lung Po
                                        ----------------------------------
                                     Ching Lung Po, President



                                  By:/s/Kwok Kwan Hung
                                     -----------------------------------
                                     Kwok Kwan Hung, Principal Fianancial
                                     and Accounting Officer