Form 10KSB40
period 1998-12-31
OVM INTERNATIONAL HOLDING CORP
filed 1999-04-15
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29482

                         OVM INTERNATIONAL HOLDING CORP.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

         NEVADA                                           88-0344135
         ------                                           ----------
         (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or Organization)                Identification No.)

                             WEST 516 SPRAGUE AVENUE
                            SPOKANE, WASHINGTON 99204
                            -------------------------
               (Address and Principal Executive Offices)(Zip Code)

                                  (509)744-8590
                                  -------------
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

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                    ----------------------------------------
                                (Title of class)

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

State registrant's revenues for the year ended December 31, 1998.  $20,567,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 1999 computed by reference to the closing bid price of the registrant's Common Stock as reported by THE WALL STREET JOURNAL on that date. $359,580

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 29, 1999, was 12,050,000.

Transitional Small Business Disclosure Format (check one):

         Yes _____         No   X

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "US Dollars" or "US$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). OVM International Holding Corporation (the "Company") and OVM Development Limited ("ODL") maintain their accounts in US Dollars and Hong Kong Dollars, respectively. Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM") maintains its accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to US Dollars and from Hong Kong Dollars to US Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to US Dollars or from US dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1998, which was US$1.00 = Rmb8.28. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into US Dollars or other currencies. Translations from Hong Kong Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1998, which was US$1.00 = HK$7.75. All foreign exchange transactions take place in the PRC either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or US Dollars amounts referred to herein could be converted into US Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.


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

         ODL owns a 70 percent equity interest in Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM"), a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC") on May 10, 1995. The PRC venture partner is Liuzhou Construction Machinery General Factory (the "Factory"), which was a PRC State-owned enterprise. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 known as Liuzhou OVM Joint Stock Company Limited (the "Stock Company"). ODL and the Stock Company are parties to the Articles of Association and Joint Venture Contract dated April 18, 1995 which establishes the basis of their relationship. The joint venture contract is for a 30-year term which may be terminated under certain limited circumstances as agreed upon by the parties. These Articles establish a board of directors consisting of seven persons, a majority of which are designated by ODL. The board of directors has responsibility for all major financial and operations decisions relating to the activities of the venture which require approval of a simple majority of directors (i.e. over 50%), although all major decisions affecting the structure of the joint venture require unanimous approval of the directors. The regular operations of the joint venture are overseen by the general manager and other deputy general managers, and the Stock Company is responsible for the nomination for the appointment by the board of directors of the initial general manager whose term expires in April 1998. Thereafter, the general manager is nominated and appointed by the board of directors of the joint venture. ODL, in addition to providing initial cash contributions to the joint venture, is responsible to assist in the purchase of machinery and equipment outside the PRC, to promote products and assist in obtaining contracts outside the PRC and to assist in certain training, personnel and procurement functions. As used herein, the "Company" or "OVM" refers to OVM International Holding Corporation and includes, unless the context otherwise requires, the prior or current operations of ODL, Liuzhou OVM, the Stock Company, or, if prior to its establishment, the Factory.

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

         Guangxi has substantial mineral resources and is well known as a base of non-ferrous metals such as manganese, tin, arsenic and bentonite. According to China Statistical Yearbook 1998, the regional gross domestic product in Guangxi amounted to approximately Rmb 202 billion (US$24 billion), ranking it 15th in the PRC in 1997.

         While the Company's indirect participation in the joint venture originated in 1995, Liuzhou OVM (inclusive of the operations of the Factory) has over 30 years of operating history in manufacturing prestressing equipment and related components. Management believes that Liuzhou OVM is the largest manufacturer of prestressing equipment and related components in the PRC in terms of total sales and profit before taxation for each of the two years ended December 31, 1997 and 1998. Given the name recognition of the "OVM" brand in the PRC, the quality of Liuzhou OVM's product line and Liuzhou OVM's after sales and customer support systems, management believes that Liuzhou OVM has established and will continue to maintain a significant competitive position in the PRC prestressing equipment industry. Management believes that OVM's products had an estimated overall market share of over 50% in China in 1998.

STRUCTURE

The following diagram depicts the corporate structure of the Company as at December 31, 1998.

                    -----------------------------
                    | OVM International Holding |
                    |   Corporation (Nevada)    |
                    -----------------------------
                                 |
                               100%
                                 |
                    -------------------------------
                    |   OVM Development Limited   |
                    |  (British Virgin Islands)   |
                    -------------------------------
                                 |
                                 |                 -----------------------------
                                 |                |  Liuzhou OVM Joint Stock   |
                                 |                | Company Limited (formerly  |
                                 |                |     known as Liuzhou       |
                                 |                |  Construction Machinery    |
                                 |                | General Factory (People's  |
                                 |                |    Republic of China)      |
                                 |                 -----------------------------
                                70%                              |
                                 |                              30%
                                 |                               |
                   -------------------------------               |
                   |   Liuzhou OVM Construction  |               |
                   |  Machinery Company Limited  |---------------
                   |(People's Republic of China) |
                   -------------------------------
                                 |
                                 |
          ------------------------------------------------
          |                                               |
         50%                                            69.3%
          |                                               |
-----------------------                        ------------------------
|   OVM Prestress Co. |                        |  Liuzhou Prestress   |
|  Pte Ltd. (Republic |                        | Construction Co. Ltd.|
|   of Singapore)     |                        | (People's Republic   |
|                     |                        |   of China)          |
-----------------------                        ------------------------


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

         LIUZHOU PRESTRESS CONSTRUCTION CO. LTD. (the "Construction Company") is a limited liability company established under the laws of PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the Stock Company. On October 17, 1997, Liuzhou OVM acquired a 69.3% interest in the Construction Company for consideration of Rmb 6,930,000. The registered capital of the Construction Company is Rmb 10,000,000.

         OVM PRESTRESS CO. PTE LTD is a private limited company incorporated in the Republic of Singapore on December 11, 1993 that is 50% owned by Liuzhou OVM and 50% owned by Wee Poh Construction Co. (Pte) Ltd., an unaffiliated third party, and is principally engaged in providing prestressing and related engineering services.

         In December 1998, the Company caused the dissolution of a 95% owned subsidiary, Liuzhou OVM Trading Company Limited (the "Trading Company"), which was a limited liability company established under the laws of PRC. All the assets and liabilities of the Trading Company were assumed by Liuzhou OVM at cost and the retained earnings of the Trading Company were distributed as dividends to the shareholders.


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

         Liuzhou OVM supplies a wide range of prestressing equipment and ancillary products which are essential for the production of prestressed concrete and are widely used in infrastructure projects such as highways, railroads, bridges, buildings and power stations. Management believes that Liuzhou OVM's products had an estimated overall market share of over 50% in China in 1998.

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

         Liuzhou OVM is one of the several companies designated by the Ministry of Construction of the PRC as approved manufacturers of prestressing equipment. The following are some of the major projects in the PRC as well as other countries in Asia in which products of Liuzhou OVM or its predecessors were used:

      o     Yangpu Bridge in Shanghai
      o     Nanpu Bridge in Shanghai
      o     Tianhong Bridge in Tianjin
      o     Aodang Bridge in Macau
      o     Reconstruction Engineering of Beijing International Airport
      o     Beijing-Shenzhen Expressway
      o     Shuikou Hydropower Station in Fujian Province
      o     The Dongming Yellow River Bridge
      o     The Huangshi Yangtze River Bridge
      o     The New Railway Station in Beijing
      o     Friendship Gate in Vietnam
      o Bridge over Sungei Serangonn, part of Tampines Expressway Phase III, in Singapore
      o     East Pearl TV and Broadcasting Tower in Shanghai


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

         A prestressed concrete member can be defined as one in which there have been introduced internal stresses of such magnitude and distribution that the stresses resulting from the given external loading are counteracted to a desired degree. A prestressed concrete member include anchorage, jacks and its ancillary equipment. Concrete is basically a compressive material, with its strength in tension a low and unreliable value. Prestressing applies a precompression to the member which reduces or eliminates undesirable tensile stresses that would otherwise be present. Cracking under service loads can be minimized or even avoided entirely. Deflections may be limited to an acceptable level. In fact, members can be designed to have zero deflection under the combined effects of service load and prestress force. Deflection and crack control, achieved through prestressing, permit the engineer to make use of efficient and economical high strength steels in the form of strands, wires or bars, in conjunction with concrete of much higher strength than normal. Thus prestressing results in overall improvement in performance of structural concrete used for ordinary loads and spans, and extends the range of application far beyond old limits, leading not only to much longer spans than previously thought possible, but permitting innovative new structural forms to be employed.

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

         In 1993, the Factory was granted independent import and export rights by the Ministry of Foreign Trade and Economic Co-operation of the PRC, which entitled the Factory to handle import and export transactions directly without going through various independent import and export corporations. Thereafter, the Factory was actively involved in exploring the overseas prestressing equipment market, and its products have been sold for use in Hong Kong, Macau, Vietnam, Japan, Pakistan and Singapore. In the same year, following approval by the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory established Orient Prestress Company Ltd ("Orient"), a joint stock limited liability company, in conjunction with other institutional shareholders which are mainly technical and research institutes in the PRC. Liuzhou OVM is also a shareholder of Orient. The Stock Company, being the successor to the Factory (see below), owns approximately 41% of the equity in Orient and is its largest shareholder.

         In December 1994, the Factory was ranked 29th by the State Council Research and Development Center among the 500 PRC Special Machinery Manufacturing Enterprises in terms of economic achievement, i.e., sales and pre-tax profit. On January 10, 1995, upon receipt of approval of the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory was reorganized into a limited liability share capital company known as Liuzhou OVM Joint Stock Company Limited.

         On May 10, 1995, Liuzhou OVM was established as a Sino-foreign equity joint venture enterprise. Following its establishment, Liuzhou OVM assumed, effective from January 1, 1995, certain assets and liabilities together with the business of the Stock Company which related to the manufacture and sale of prestressing equipment and ancillary products and certain ancillary functions including research and development, quality control, sales and marketing, sourcing and other business support functions. The Stock Company retained certain assets and liabilities that were not assumed by Liuzhou OVM, representing mainly investments in various joint ventures and wholly-owned subsidiaries which are engaged in trading and other businesses that are not competing with the business of Liuzhou OVM as well as certain other non-production-related facilities such as welfare facilities, education and training facilities, recreational, catering, heat, water and electricity facilities.


PRODUCTS

         The Company produces a wide range of products which are mainly used in prestressed concrete construction, using the pretensioning and post-tensioning method, which are widely used in infrastructure projects including motorways, railroads, bridges, buildings and hydro-power stations. These products include prestressing anchorage systems, jacks, electric high-pressure oil pumps, unbonded prestressing tendons, digital display sensors and the ancillary components. The Company's products are summarized as follows:

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

         ELECTRIC HIGH-PRESSURE OIL PUMPS. The Company produces several types of electric high-pressure oil pumps and hydraulic pressure stations. The oil pumps and stations are always used with various jacks for lifting and anchoring heavy objects.

         DIGITAL DISPLAY SENSORS. Model SC sensor is equipped with proprietary capabilities and mainly used for digitally displaying technical parameters of various jacks and in checking the degree of stress in a short period of time.

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


SALES AND MARKETING

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 1998.

                                            Year Ended December 31
                                            ----------------------
                                       1998                       1997
                                       ----                       ----
                                           (Amounts in Thousands)

Product                           Rmb      US$     %        Rmb      US$     %
-------

OVM anchorage system            92,483   11,170   54.3    60,711   7,332   46.4
Jack                            22,151    2,675   13.0    24,420   2,949   18.6
High-pressure oil pump           6,113      738    3.6     4,920     594    3.8
Cable, tendon and steel wire    15,198    1,836    8.9     7,293     881    5.6
Other equipment and parts       27,426    3,312   16.1    28,224   3,409   21.6
*Others                          6,923      836    4.1     5,394     651    4.0
                               -------   ------   ----    ------  ------   ----

Total                          170,294   20,567  100.0   130,962  15,816  100.0
                               =======   ======  =====   =======  ======  =====

-----------------
*Others include rubber engineering products, corrugation pipes and digital display sensors.

         For each of the two years ended December 31, 1997 and 1998, the largest ten customers of the Company, which are mainly construction and engineering companies and provincial, municipal and regional construction bureaus throughout the PRC, accounted for approximately 20.2% and 13.5%, respectively, of the Company's total sales by value. The largest customer of the Company for each of the two years ended December 31, 1997 and 1998 accounted for approximately 4.1% and 3.8%, respectively, of the Company's total sales by value. No single customer accounted for more than 10% in 1997 and 1998, respectively.

         For each of the two years ended December 31, 1997 and 1998, approximately 96% and 94%, respectively of the Company's total sales was derived from products sold in the PRC with the balance attributable to products exported to overseas customers (mainly arranged through an import and export company wholly-owned by the Stock Company).

         The Company also sells its products directly to end-users through its in house sales and marketing and after sales staff, consisting of 107 full-time employees, of which 23 are after sales technicians. These personnel are responsible for conducting marketing research, training seminars, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection. The Company maintains sales offices in major cities including Liuzhou, Guangzhou, Xiamen, Shanghai, Beijing, Xian, Wuhan, Chengdu, Chongqing, Ningbo, Kunming. The Company also maintains overseas offices in Hong Kong and Singapore. The Company's marketing efforts include visits to existing and prospective customers and participation in various exhibitions and trade fairs held in the PRC at which the Company's products are marketed to local and overseas customers.

         The Company has entered into non-exclusive agreements with some agency companies. However, sales through these agency arrangements were not significant and accounted for less than 1% of the Company's total sales for each of the two years ended December 31, 1997 and 1998.

         The Company has been expanding overseas markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan and Vietnam. The management believes that Liuzhou OVM's products are less costly than these of the overseas manufacturers and the quality is readily comparable. The export sales (mainly arranged through an import and export company wholly-owned by the Stock Company) accounted for approximately 4% and 6% of the

Company's total sales for each of the two years ended December 31, 1998. All export sales are denominated in U.S. dollars.

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


RAW MATERIALS AND COMPONENTS

         The major raw materials and components required by the Company include metallurgical products including steel and rubber products such as high-pressure rubber pipes as well as mechanical and electrical components such as bearings and motors. In prior years, all of the raw materials and components used by the Company were sourced from PRC suppliers and/or through the manufacture of various components at its own facilities which were settled in Rmb. In 1998, approximately 20% of the total purchases were imported from Japan and were settled in US dollars. The imported raw materials have better quality but with slightly higher price than the domestic raw materials. For each of the two years ended December 31, 1997 and 1998, the cost of raw materials and components accounted for approximately 74% and 62%, respectively, of the Company's total production costs.

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

         For each of the two years ended December 31, 1997 and 1998, the largest ten suppliers of raw materials and components of the Company accounted for approximately 43.3% and 39.7%, respectively, of the Company's total cost of purchases, while the largest supplier accounted for approximately 20.9% and 16.0% of the Company's total cost of purchases, respectively, for the same periods.


PRODUCTION FACILITIES AND PROCESS

PRODUCTION FACILITIES

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a site area of approximately 60,000 square meters. The total gross floor area of production workshops and premises is approximately 9,463 square meters. Guangxi has substantial mineral resources and is recognized as a base of non-ferrous metals such as manganese, tin, arsenic, and bentonite. According to the China Statistical Yearbook 1998, the regional gross domestic product of Guangxi amounted to approximately Rmb 202 billion (US$24 billion), ranking it 15th in the PRC in 1997.

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

                                      -12

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

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 1997 and 1998 were Rmb 4,467,000 (US$539,000) and Rmb 11,832,000 (US$1,429,000) and, respectively.


COMPETITION

         The Company, through its indirect ownership of Liuzhou OVM and inclusive of the operations of the Factory, has over 30 years' history of manufacturing prestressing equipment and ancillary components and was the largest manufacturer in the PRC of these specialized products in terms of sales revenue and profit before taxation for each of the two years ended December 31, 1997 and 1998. The Company believes that Liuzhou OVM has established and should continue to maintain a strong competitive position in the PRC prestressing equipment industry. There are only several companies designated by the Ministry of Construction of the PRC as the manufacturers of these specialized products. The Company believes that the prestressing market in the PRC is dominated by three major domestic manufacturers. The names of these manufacturers and their respective market shares for the year ended December 31, 1998 are estimated as follows:

                                                                Estimated
Name                                                          Market Share (%)
----                                                          ----------------

Liuzhou OVM                                                        50
Liuzhou City Construction Equipment Factory                         8
Hefei Wei Shanli Engineering Co. Ltd.                               6
Others                                                             36
                                                                  ---
                                                                  100
                                                                  ===

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

         The Company has established a quality control team consisting of 74 full-time employees to ensure that the quality of products is consistently maintained. The major responsibilities of the quality control department include: (i) devising, implementing and improving quality control procedures in order to comply with ISO 9001; (ii) conducting inspection of raw materials, work-in-progress and finished products on a sampling basis; (iii) examining of parts and components manufactured at each stage of the production process; and
(iv) reviewing and improving quality testing procedures and carrying out stringent testing of the Company's products.


RESEARCH AND DEVELOPMENT

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed at December 31, 1998, 97 full-time employees including 34 engineers. Since 1989, the Company has developed 40 new products, of which 16 have obtained scientific awards from the State, provincial and municipal governmental authorities.

         Most of the research and products development programs undertaken by the Company are in cooperation with universities and research institutions in the PRC. The Company has worked with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in developing its product line.

         The Company's annual research and development expenditure accounts for 1.4% and 0.7% of total sales for each of the two years ended December 31, 1997 and 1998. For each of the two years ended December 31, 1997 and 1998, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb 1,849,000 (US$223,000) and Rmb 1,128,000 (US$146,000),
respectively.


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


                          Registration       Registration         Date of
Trademark      Class         Number              Date              Expiry
---------      -----         ------              ----              ------
OVM               6          784409       October 21, 1995     October 20, 2005
OVM              37         1207928     September 14, 1998   September 13, 2008
OVM               6         1215642       October 14, 1998     October 13, 2008


         The Company has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use the following utility model patents which are registered in the PRC in the name of Liuzhou OVM:


                              Registration     Date of
Patent                           Number      Application      Date of expiry
------                           ------      -----------      --------------
Light-weight fire proof
  adhesive board              95229844.9   December 29, 1995  December 29, 2005
Anchor bottom board           97204768.9   February 4, 1997   February 4, 2007
High-vibration stranded wire
  and bunched steel wire
  anchorage                   97204767.0   February 4, 1997   February 4, 2007
Internal supporter of
  Hydraulic lifting jack      97223202.8   May 23, 1997       May 23, 2007
Clipping device of
  Hydraulic lifting jack      97223201.X   May 23, 1997       May 23, 2007
Protector of steel cable      97217686.1   May 23, 1997       May 23, 2007

                              Registration     Date of
Patent                           Number      Application      Date of expiry
------                           ------      -----------      --------------
Lifting device of hydraulic
  Jack                        97219235.2  June 20, 1997       June 20, 2007
Squeezing machine             97220322.2  July 1, 1997        July 1, 2007
Prestressed external cable    97220321.4  July 1, 1997        July 1, 2007
Prestressed anchorage of
  Suspension bridge           97220320.6  July 1, 1997        July 1, 2007
Fixing device of bunched
  Steel wire multi-anchorage  97220324.9  July 1, 1997        July 1, 2007
Hydraulic drilling device     97220318.4  July 1, 1997        July 1, 2007
Fixing device of bunched
  Steel wire multi tensioning
  Anchorage                   97220323.0  July 1, 1997        July 1, 2007
Positioning device of
  Suspension tube             97219481.9  July 5, 1997        July 5, 2007
Squeezing spring              97220194.7  July 11, 1997       July 11, 2007
Sealing device                97219876.8  July 16, 1997       July 16, 2007
Anti-vibration device         97219875.X  July 16, 1997       July 16, 2007
Prestressed anchorage         97219877.6  July 16, 1997       July 16, 2007
Adhesive anti-corrosive
  Bunched steel wire          97221872.6  July 25, 1997       July 25, 2007
Manual controller of
  Hydraulic lifting anchorage 97224527.8  August 13, 1997     August 13, 2007
Anchorage working clip        97224320.8  August 8, 1997      August 8, 2007
Anchorage chipping tool       97244491.2  August 8, 1997      August 8, 2007
Angle precision tool of
  Anchor head                 97224536.7  August 15, 1997     August 15, 2007
Spring steel wire tensioning
  Mode                        97224192.2  August 16, 1997     August 16, 2007
Digital hydraulic lifting
  And lazar inspecting tool   97229729.4  October 10, 1997    October 10, 2007
Cohesive device               97250188.6  November 24, 1997   November 24, 2007
Heavy-weight hydraulic
  Lifting controller          97226645.3  September 15, 1997  September 15, 2007
Heavy object descending
  Hydraulic controller        97248226.1  November 4, 1997    November 4, 2007
Hydraulic bore jack           97244363.0  November 16, 1997   November 16, 2007
Flat anchor bottom board      97244362.2  November 16, 1997   November 16, 2007
Non-adhesive anchor head
  Anti-corrosive device       98209920.7  January 8, 1998      January 8, 2008
Diversified pressure
  Protective anchor           98211605.5  March 11, 1998       March 11, 2008
Exchanging conducting device  97230012.0  December 3, 1997     December 3, 2007

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


EMPLOYEES

         As at December 31, 1998, the Company had a total of 933 full-time employees, 866 and 60 of which were employed by Liuzhou OVM and the Construction Company, respectively, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                               556
      Administration and management                             78
      Quality control                                           74
      Research and development                                  65
      Technical, process design and control                     32
      Sales, marketing and after sales service                 107
      Raw materials supply                                      21
                                                               ---
                                                               933
                                                               ===

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


         ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1998.


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

                                                        High             Low
           1997 Fiscal Year, quarter ended
                   June 30, 1997                       $1.38            $1.25
                   September 30, 1997                  $1.38            $1.38
                   December 31, 1997                   $1.38            $1.25
           1998 Fiscal Year, quarter ended
                   March 31, 1998                      $4.00            $0.38
                   June 30, 1998                       $4.00            $3.75
                   September 30, 1998                  $3.75            $0.16
                   December 31, 1998                   $0.13            $0.03
---------------------
* While the Company's common stock was approved for listing on the OTC Bulletin Board on April 21, 1997, no quotes are available prior to June 1997.

         As of March 17, 1999, the approximate number of record holders of the Company's Common Stock was 794.

         The Company also has 4,000,000 outstanding warrants to purchase shares at U$$3.00 per warrant on or prior to December 23, 1999.

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

         The Company's Financial Statements appearing elsewhere in this Form 10-KSB consist of the audited consolidated financial statements of the Company for two years ended December 31, 1997 and 1998.

         The discussions below is presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes these amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb 8.28 which represents the single rate of exchange as quoted by the People's Bank of China on December 31, 1998. This U.S. dollars information is presented for convenience only. No representation is made that Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate throughout the years presented.


RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's Statement of Operations expressed as a percentage of the Company's net sales.

                                                 Years ended December 31,
                                                    1997          1998
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                       64.0          71.0
Gross profit                                        36.0          29.0
Selling and administrative
   expenses                                         32.0          26.3
Interest expenses, net                               1.6           0.8
Other income                                         0.2           0.4
Foreign exchange loss                                0.5             -
Income before income taxes                           2.1           2.3
Income taxes                                           -           0.9
Net income after income taxes                        2.1           1.4
Share of profit of an associated
   company                                             -             -
Net income before minority
   interests                                         2.1           1.4
Minority interests                                   1.2           0.9
Net income                                           0.9           0.5


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997.

         NET SALES AND GROSS PROFIT. Net sales for the year ended December 31, 1998 increased by Rmb 39,332,000 (US$4,750,000) or 30% to Rmb 170,294,000
(US$20,567,000) compared to Rmb 130,962,000 (US$15,817,000) in the prior year.
The increase was mainly due to goods return of Rmb 51,000,000 (US$6,159,000) in prior year. This increasing effect was partly offset by the reduction of selling prices of some major products of the Company due to keen competition. Net sales represent the invoiced value of goods sold net of sales tax and returns. The inventory level of raw materials and components as of the year ended December 31, 1998 was approximately two months usage. The inventory level of finished goods and work in progress as of the end of any period shall vary according to the sales order on hand.

         Gross profits increased by Rmb 2,239,000 (US$270,000) or 4.8% to Rmb 49,367,000 (US$5,962,000) for the year ended December 31, 1998 compared to Rmb 47,128,000 (US$5,692,000) in 1997. The gross profit margin decreased by 7% points to 29.0% for the year ended December 31, 1998 from 36.0% for the corresponding period in 1997. This decrease was primarily attributable to the reduction in selling prices of some major products of the Company due to keen competition.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by Rmb 3,010,000 (US$364,000) or 7% to Rmb 44,773,000 (US$5,408,000) for the year ended December 31, 1998 compared to Rmb 41,763,000 (US$5,044,000) in the corresponding period in 1997. The increase was due to the increase in selling expenses, which was in line with the increase in net sales of the Company, and the increase in salary expenses. This increasing effect was partially offset by the reduction of provision for doubtful accounts by Rmb 8,355,000 (US$1,009,000) or 84% to Rmb 1,645,000 (US$199,000) for the year ended
December 31, 1998 compared to Rmb 10,000,000 (US$1,208,000) for the corresponding period in 1997. The Company has reviewed the recoverability of individual debtors and made specific provisions for doubtful debtors on a prudent basis and also adopted a general provision policy on all other accounts receivable and other receivables which is calculated primarily based on 50% of those outstanding balances with age over one year and 10% of those balances with age of six months but not exceeding twelve months. The significant decrease in provision for bad debt expenses in 1998 was mainly due to recovery of most of the aged debtors and less specific provisions for doubtful debtors were made as most of them are considered recoverable.

         INTEREST EXPENSES, NET. Net interest expenses decreased by Rmb796,000 (US$96,000) or 38% to Rmb 1,308,000 (US$158,000) for year ended December 31,
1998 compared to Rmb 2,104,000 (US$254,000) in the corresponding period in 1997. The decrease was primarily due to the decrease in average bank loan interest rates from approximately 12% in 1997 to 7-8% in 1998.

         OTHER INCOME. Other income increased from Rmb 234,000 (US$28,000) for the year ended December 31, 1997 to Rmb 603,000 (US$73,000) for the year ended December 31, 1998. The increase in other income was due to more income from the sales of accessory products such as packaging materials.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM is fully exempted from corporate income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which income will be taxable at the full rate of 30% exclusive of local tax. Accordingly, no income tax was provided for the year ended December 31, 1997 as it was within the third profitable years of operations. The income of Liuzhou OVM for the year ended December 31, 1998 was subject to 15% income tax rate. It is the management's intention to reinvest all the income attributable to the Company derived from Liuzhou OVM in 1998 and, accordingly, no US tax liability was provided.

         SHARE OF PROFITS OF AN ASSOCIATED COMPANY. The share of profit of an associated company arose from the 50% ownership interest held by Liuzhou OVM in OVM Prestress Co. Pte Ltd., a company incorporated in the Republic of Singapore.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM, owned by the Stock Company, the PRC joint venture partner, and 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of Rmb 63,055,000 (US$7,615,000), and Rmb 40,961,000 (US$4,947,000) as of December 31, 1997 and
1998, respectively. Net cash provided by/(used in) operating activities was (Rmb 4,063,000 (US$491,000)) and Rmb 22,449,000 (US$4,063,000) for the year ended
December 31, 1997 and 1998, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 1998, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment.

         Capital expenditures for production equipment for the two years ended December 31, 1997 and 1998 were Rmb 4,467,000 (US$539,000) and Rmb 11,832,000
(US$1,429,000) , respectively.

         The Company's capital expenditure has been principally funded by the short-term bank loans. As at December 31, 1997 and 1998, the Company had outstanding short term bank loans of Rmb 41,420,000 (US$5,002,000) and Rmb 36,860,000 (US$4,452,000) and, respectively.

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


IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

         As a measure to control inflation, the PRC government has reinstated controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. This austerity plan, first announced in June 1993, seems to have been relaxed during the first half of 1996. There is no assurance that the austerity program will be completed in the proximate future, nor any assurance that if it were terminated it might not be later reinstated. While inflation has moderated since 1994, with the national retail inflation rate falling to 14.8%, 6.1% and 0.8%% per annum in 1995, 1996 and 1997, respectively, there can be no assurance that inflation will not increase in the future or that further measures to combat inflation and speculative activities will not be implemented in a manner that may adversely affect the profitability of the Company over time.


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In March 1998, the American Institute of Certified Public Accountants issue Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. The Company plans to adopt SOP 98-1 on January 1, 1999. SOP 98-1 will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtained software for internal use. The Company currently expenses such costs as incurred. The Company does not anticipate that the adoption of SOP 98-1 will have a significant effect on its results of operations or financial position.


YEAR 2000 ISSUE

         The Year 2000 issue is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's State of Readiness

         The Company and its subsidiaries use a limited amount of computer software primarily in connection with their accounting and financial reporting systems. Such programs are in the process of being upgraded so that they are year 2000 compatible.

         In addition to software issues, certain of the computer hardware of the Company and its subsidiaries may need to be replaced with more current technology. The Company is currently in the process of determining the extent to which its and its subsidiaries' hardware and other embedded chip equipment and facilities is not year 2000 compatible, however, neither the Company nor its subsidiaries maintains a significant amount of computer hardware or other equipment or facilities which utilize embedded chip technology.

The Costs to Address the Company's Year 2000 Issues

         The Company has determined that certain of its accounting and related software will require upgrading in order to become year 2000 compatible and is currently in the process of initiating those upgrades. Management does not believe that the costs of upgrading such software will be material.

         The Company is in the process of identifying which of its and its subsidiaries' hardware and other equipment and facilities utilizes embedded chip technology which is not year 2000 compatible. Neither the Company nor its subsidiaries maintains a significant amount of computer hardware or other embedded systems, and management believes that the costs of identifying and correcting potential year 2000 hardware and embedded system problems will not be material, even if such hardware and embedded systems require replacement.

         Based on the limited use of computer software, hardware and embedded systems by the Company and its subsidiaries, the progress the Company and its subsidiaries have made in identifying and addressing their year 2000 issues, and the Company's plan and timeline to complete the compliance program, management does not foresee significant risks associated with year 2000 compliance by the Company and its subsidiaries at this time. The Company believes that the costs directly associated with the year 2000 issue will be less than US$20,000 and that all required upgrades and replacements will be completed prior to the end of the third quarter of 1999.

Customer, Supplier and Other Third Party Year 2000 Issues

         The Company has material third party relationships with it suppliers, customers, financial institutions and other third parties with which it conducts business. If any of these third parties suffer year 2000 deficiencies or failures, such occurrences could have a material, adverse effect on the Company and the operation of its business. Accordingly, management has requested and is evaluating documentation from the Company's significant suppliers and customers, financial institutions and other third parties relating to their Year 2000 compliance plans. At this time, management has not yet received sufficient certifications to be assured that such suppliers, customers, financial institutions, and other third parties have fully considered and mitigated any potential material impact of the year 2000 deficiencies. Therefore, management cannot, at this time, predict the potential costs to the Company or its subsidiaries of any adverse impact or effect of any year 2000 deficiencies by these third parties.

The Risks of the Company's Year 2000 Issues and Contingency Plans

         Although the Company believes that its internal exposure to the year 2000 issue is limited and that its remediation efforts will be successful in addressing its year 2000 issues, there can be no assurance that such remediation efforts will be successful or that its upgraded software or any newly installed systems will be fully year 2000 compatible. At this time, the Company is unable to accurately predict the consequences of failed remediation efforts or a failure of the Company's upgraded software or new systems to effectively address the year 2000 issue, although management does not believe that any such failures will result in a material, adverse effect on the Company or its subsidiaries, or the operation of their business.

         Any failure of the software or systems of the suppliers, customers, financial institutions or other third parties with which the Company or its subsidiaries conducts business to address their year 2000 issues could impair the Company's ability to perform normal operational functions. Because the Company is still evaluating the status of the systems of the third parties with which the Company and its subsidiaries conduct business, management has not yet developed a comprehensive contingency plan to address the potential adverse consequences the year 2000 compliance by the parties have on the Company.

         ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for two years ended December 31, 1998 and 1997 are included herewith and incorporated herein by reference.


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting on February 10, 1999, the Board of Directors of the Company approved the engagement of Horwath Gelfond Hochstaft Pangburn & Co. as independent auditors of the Company for the fiscal year ended December 31, 1998, to replace the firm of Ernst & Young ("E&Y"), who were dismissed as the Company's auditors effective February 10, 1999.

         The reports of E&Y on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997, and in subsequent interim period, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statements disclosure, or audition scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the subject matter in their report.

                                    PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company and Liuzhou OVM as at March 31, 1999. Directors of the Company will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                    Age         Position
----                    ---         --------
Ching Lung Po           52          Chairman of the Board of Directors,
                                    President and CEO of the Company and
                                    Vice Chairman of the Board of
                                    Directors of Liuzhou OVM

Wu Guosen               64          Vice Chairman of the Board of
                                    Directors of the Company and Chairman
                                    of the Board of Directors and General
                                    Manager of Liuzhou OVM

Wan Ying Lin            50          Director of the Company

Deng Xiao Qiong         47          Director and Chief Financial Officer
                                    of the Company and Deputy General
                                    Manager of Liuzhou OVM

Peng Fang               38          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Tang Xiaoping           37          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Cheung Lai              45          Treasurer of the Company and Director
                                    of Liuzhou OVM

Wan Wai On              25          Director and Corporate Secretary of
                                    the Company


         MR. CHING LUNG PO, aged 52, is the Chairman of the Board of Directors and President of the Company and Vice Chairman of the Board of Directors of Liuzhou OVM. Mr. Ching has more than 20 years experience in the management of production and technology of industrial enterprises in PRC. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Since October 1995, Mr. Ching has been the Chairman of Harbin Asibao Chemical Fiber Company Limited, a PRC established company. He has also been the Director of China Resources Development, Inc. (Nasdaq:CHRB), an U.S. corporation, since February 1998. Mr. Ching graduated from the Harbin Military and Engineering

Institute and holds the title of Senior Engineer. Mr. Ching is responsible for the overall corporate policy and development strategy of the Company. Mr. Ching devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

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

         MR. WAN YING LIN, aged 50, is a Director of the Company and Director of Liuzhou OVM. Mr. Wan graduated from the Guangxi Liuzhou Institute of Medical Specialty specializing in administration and management. From January 1988 to February 1993, he served as the marketing manager in Wai Tong Trading Company in Hong Kong. In 1993, he joined the Hong Kong Prestressing Concrete Engineering Company Limited and continues to serve as its manager. Since February 1998, Mr. Wan has been the Director of China Resources Development, Inc. (Nasdaq:CHRB), an U.S. corporation. Mr. Wan devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MR. PENG FANG, aged 38, is a Director of the Company and Director and Deputy General Manager of Liuzhou OVM. He graduated from Dilian Polytechnic Institute specializing in structuring engineering and obtained the title of senior engineer in 1993. He was also awarded a masters degree and Ph.D. degree from the institute. He completed his master degree in December 1986 and a Ph.D. degree in December 1990. From December 1990 to June 1994, he served as senior engineer in the Foreign Office of the Ministry of Communications. He joined the Factory in February 1994 and continues to serve as its Deputy General Manager. He has considerable knowledge and experience in governmental planning for transportation and communication. He is responsible for development of the overseas market of Liuzhou OVM. Mr. Peng devotes all of his time to the affairs of the Company and its subsidiaries.

         MS. CHEUNG LAI, aged 45, is the Treasurer of the Company and Director of Liuzhou OVM. Ms. Cheung graduated from Heilongjiang Broadcasting Television University specializing in the English language. From October 1988 to August 1992, she served as sales manager of the Shenzhen Zhenbao Enterprise Company. In September 1992, she joined Shenzhen Hongda Science & Technology Enterprise Company Limited and continues to serve as its finance manager. Ms. Cheung devotes approximately 50% of her time to the affairs of the Company and its subsidiaries.

         MS. TANG XIAOPING, aged 37, is the Vice President of the Company and Deputy General Manager of Liuzhou OVM. She graduated from Guangxi Broadcasting Television University specializing in machinery manufacturing. She received the title of engineer in 1992. She joined the Factory in 1985 and has been the Deputy General Manager of the Factory since December 1993. She has many years experience in sales and marketing. She was recognized as one of the "Ten Most

Outstanding Sales Person" by the Liuzhou Mechanical and Electrical Industry Bureau in 1993. She is also the council member of Huadong Prestressing Technology United Development Center. She is responsible for the sales of Liuzhou OVM's products. Ms. Tang devotes all of her time to the affairs of the Company and its subsidiaries.

         MR.DENG XIAO QIONG, aged 47 bas been a Director and the Principal Financial and Accounting Officer of the Company since January 1999. She is also the director and Deputy General Manager of Liuzhou OVM. Ms. Deng graduated from Guangxi Broadcasting Television University specializing in industrial accounting and obtained the title of accountant in 1987. She joined the Factory as the deputy accounting supervisor in July 1984. In March 1988, she became the Deputy Chief Accountant of the Factory and in January 1991, she became the Chief Accountant of the Factory. Ms. Deng has many years' of experience in financial management. She is responsible for financial management and control of Liuzhou OVM and is also responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company.

         MR. WAN WAI ON, aged 25, is a Director and Corporate Secretary of the Company. Mr. Wan is a graduate of Rutgers University, New Brunswick, New Jersey where he received a Bachelors of Arts degree. Since graduation in May 1996, he has been employed as a general manager of a computer company based in Hong Kong. Mr. Wan devotes approximately 50% of his time to the affairs of the Company.


         ITEM 10. EXECUTIVE COMPENSATION

         No director or executive officer has received compensation in excess of US$100,000 per year for each of the two years ended December 31, 1997 and 1998. Currently, the Company has no employment contracts with any of its officers and directors and maintains no retirement, fringe benefits or similar plans for the benefit of its officers and directors. Mr. Wu Guosen, Mr. Peng Fang and Ms. Tang Xiaoping and Ms. Deng Xiaoqiong, being officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. See following discussion under "Retirement and Pension Fund."


CASH COMPENSATION

         The following table shows, for each of the two years ended December 31, 1997, the cash and other compensation paid by the Company to its President and Chief Executive Officer. None of the executive officers of the Company had annual compensation in excess of US$100,000.

                                 SUMMARY COMPENSATION TABLE

Name and                                               Other               All
Principal                                              Annual            Other
Position                Year    Salary   Bonus     Compensation   Compensation
--------                ----    ------   -----     ------------   ------------

Ching Lung Po,          1998    $62,016   -0-          $ -0-             $ -0-
 President and CEO      1997    $62,016   -0-          $ -0-             $ -0-

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1998 to each person named in the Summary Compensation Table.

                       Number of       % of Total
                       Securities      Options/SARs
                       Underlying      Granted to       Exercise or
                       Options/SARs    Employees in     Base Price    Expiration
Name                   Granted         Fiscal Year      ($/Shares)       Date
----                   -------         -----------      ----------       ----

Ching Lung Po,           -0-              -0-             -0-             -0-
 President and CEO

OPTION EXERCISES AND HOLDINGS

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1998 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1998 fiscal year.

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

         As of March 31, 1999, no incentive stock options had been granted.

RETIREMENT AND PENSION FUND

         The Company does not currently have any retirement and pension fund program at the level of the parent Company. However, in accordance with applicable government regulations in the PRC, Liuzhou OVM participates in a central retirement and pension fund scheme. Mr. Wu Guosen, Mr. Peng Fang, Ms. Tang Ziaoping and Ms. Deng Xiao Qiong, as officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. The Company currently makes an annual contribution representing 19% of the total wages of employees to the retirement and pension fund out of which the pensions of the Company's retired workers are paid. Effective from January 1, 1995, Liuzhou OVM has internally implemented an additional retirement plan for its staff. Under this additional plan, the Company is required to contribute 5% of the total wages of the employees to the retirement plan. The aggregate pension costs incurred by the Company for each of the two years ended December 31, 1997 and 1998 amounted to Rmb 2,032,000 (US$245,000) and Rmb 1,428,000
(US$172,000), respectively.

         At the end of 1997, Liuzhou OVM implemented an additional retirement plan of a PRC insurance company for its staff. Under this retirement plan, the staff will only benefit from the plan if they work in Liuzhou OVM until the defined age of retirement. The qualified staff is entitled to receive a defined monthly pension benefit starting from the date of defined age of retirement for the rest of his life. The total one time premium for the retirement plan of Rmb 4,661,000 (US$563,000) was paid by Liuzhou OVM for the year ended December 31, 1998.


         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1999, certain information regarding the Company's Common Stock beneficially owned by (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 31, 1999, there were 12,050,000 shares of Common Stock outstanding.

     Name and Address or              Amount and Nature of     Percentage
      Beneficial Owner               Beneficial Ownership(1)     of Class
      ----------------               -----------------------     --------

Hoi Wai Investments Limited               5,057,000(2)             41.9%
P.O. Box 116, Road Town
Tortola, British Virgin Islands

NJI No. 1 (A) Investment Fund               685,750(3)              5.8%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

NJI No. 1(B) Investment Fund                685,750(3)              5.8%
6 Battery Road #42-01n Singapore
049909, Republic of Singapore

Nomura/Jafco East Asia Growth Fund          1,371,500              11.4%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

Mr. Ching Lung Po                         6,057,000(2)             50.2%
Room 1015, Blck M. Telford Garden
Kowloon Bay, Hong Kong(4)

Mr. Wan Ying Lin                               -0-(2)                  -
Flat A, 26/F., Wing Po Mansion, 33
Fort Street, North Point, Hong Kong(5)

Li Kin Hang                              1,215,000(6)               9.2%
20/F King Jnin Mansion,
13-15 Yik Yam Street
Happy Valley, Hong Kong

Law Shun Ping                              826,200(7)               6.4%
86 Shun Ling Street
3/F San Po Kong,
Kowloon, Hong Kong

Officers and Directors as a group         6,057,000                50.2%
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

         Pursuant to an agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company (successor in interest to the Factory), operating assets and production facilities of the Factory valued at US$1,423,324, according to a valuation performed by the PRC State-approved assets valuer, were transferred to Liuzhou OVM. Of the total value of assets transferred into Liuzhou OVM, US$1,200,000 represented a capital contribution by the Stock Company for its 30% equity interest in Liuzhou OVM and the balance of US$223,325 was recorded as a loan to Liuzhou OVM. The remaining 70% of the issued capital is being provided by Kolcari through the contribution of cash in the approximate amount of US$2,800,000, of which US$2,170,000 had been paid as at December 31, 1996 with the balance of US$630,000 having been paid as at December 31, 1998.

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

The aggregate subcontracting charges for each of the two years ended December 31, 1997 and 1998 amounted to Rmb 14,094,000 (US$1,702,000) and Rmb 7,312,000
(US$883,000), respectively.

         In accordance with an agreement dated June 5, 1995 and a supplementary agreement dated december 18, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to transfer its intangible assets including trademarks, patents, technology and know-how related to existing products and products under development to Liuzhou OVM at a total consideration of Rmb 8,000,000 (US$966,000) (the "Transfer Fee"). An annual royalty equal to 0.6% of the net sales (after deducting VAT) is payable by Liuzhou OVM until the full Transfer Fee is settled. The royalty is payable by Liuzhou OVM each year commencing January 1, 1997.

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

         For each of the two years ended December 31, 1997 and 1998, Liuzhou OVM had sales amounting to approximately Rmb 998,000 (US$121,000) and Rmb 460,000 (US$56,000), respectively, to Hong Kong Prestressed Engineering Limited, a company incorporated in Hong Kong, of which two of the Company's directors, Mr. Wan Ying Ling, and Mr. Wu Guosen, have a beneficial interest. In addition, Liuzhou OVM purchases and sells a significant portion of its raw materials to the Stock Company's affiliates. The amount of such sales and purchases were Rmb 4,391,000 (US$530,000) and Rmb 7,378,000 (US$890,000), respectively, for the year ended December 31, 1997 and Rmb 24,960,000 (US$3,014,000) and Rmb 19,250,000 (US$2,325,000), respectively, for the year ended December 31, 1998.

         Liuzhou OVM also leases certain plant and machinery to the Stock Company's affiliates. For each of the two years ended December 31, 1997 and 1998, a rental income of Rmb 684,000 (US$82,000) and nil, respectively, was received by Liuzhou OVM. At the same time, the Stock Company's affiliates also lease certain plant and machinery to Liuzhou OVM and a rental expense of Rmb 816,000 (US$98,000) and Rmb 824,000 (US$100,000) and, respectively, was incurred by Liuzhou OVM for each of the two years ended December 31, 1997 and 1998.

                                     PART IV

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a.    Consolidated balance sheets as of December 31, 1998
         b. Consolidated statements of income for the two years ended December 31, 1998 and 1997
         c. Consolidated statements of cash flows for the two years ended December 31, 1998 and 1997
         d. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1998 and 1997
         e.    Notes to consolidated financial statements


REPORTS ON FORM 8-K

         During the last quarter of the fiscal year ended December 31, 1998, the Company filed no reports on Form 8-K. However, on March 29, 1999, the Company filed a report on Form 8-K dated February 10, 1999, which reported, in Item 4, the changes in the Company's certifying accountant. No financial statements were filed.


EXHIBITS
--------


Exhibits          Exhibit Description
--------          -------------------
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



RESTUBED TABLE

10.8     Agreement  Concerning  Matters  Relating to the  Establishment  of the  Financial  Accounts  for the Joint Venture(1)
10.9     Agreement Concerning the Injection of Assets of Three Production Workshops(1)
10.10    Supplementary  Agreement Concerning  Collection of Accounts Receivable and Allocation of Expenses Incurred
         on the Collection of Accounts Receivable(1)
10.11    1996 Stock Option Plan(1)
10.12    Employment Agreement with Kwok Kwan Hung(1)
10.13    Agreement to Extend Date of Installment Contribution(1)
10.14    Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(3)
10.15    Supplementary Agreement Concerning the Provision of Welfare Facilities(3)
10.16    Agreement Concerning Interest on the Amounts due from OVM Joint Stock Co. Ltd. and its Affiliates(3)
10.17    Supplementary Agreement to Extend the Date of Installment Contribution(3)
21       Subsidiaries of the Registrant(4)
27       Financial Data Schedule(4)


----------------------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-27119).

(2) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed January 8, 1998.

(3) Incorporated by reference to exhibits on the Company's Form 10-KSB for the fiscal year December 31, 1997.

(4)   Filed herewith

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



April 15, 1999                             OVM INTERNATIONAL HOLDING CORP,




                                           By:/s/Ching Lung Po
                                              -------------------------------
                                              Ching Lung Po, Chairman of
                                              Board, President and Principal
                                              Executive Officer





                                           By:/s/Deng Xiao Qiong
                                              -------------------------------
                                              Deng Xiao Qiong, Principal
                                              Financial and Accounting
                                              Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                           Title                     Date
      ---------                           -----                     ----
                                    Chairman of the
                                    Board of Directors,
                                    President and Chief
/s/ Ching Lung Po                   Executive Officer          April 15, 1999
----------------------
Ching Lung Po



/s/ Wu Guosen                       Vice Chairman of the
----------------------              Board                      April 15, 1999
Wu Guosen

/s/Deng Xiao Qiong                  Director                   April 15, 1999
-----------------------
Kwok Kwan Hung


/s/Wan Ying Lin                     Director                   April 15, 1999
-----------------------
Wan Ying Lin


/s/Cheung Lai                       Treasurer                  April 15, 1999
-----------------------
Cheung Lai



/s/Wan Wai On                       Secretary and Director     April 15, 1999
----------------------
Wan Wai On

                                   APPENDIX A

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a.    Consolidated balance sheets as of December 31, 1998
         b. Consolidated statements of income for the two years ended December 31, 1998 and 1997
         c. Consolidated statements of cash flows for the two years ended December 31, 1998 and 1997
         d. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1998 and 1997
         e.    Notes to consolidated financial statements

                      OVM INTERNATIONAL HOLDING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




Contents                                                             Page


Report of Independent Auditors                                       F-1


Consolidated balance sheets as of December 31, 1998                  F-2


Consolidated statements of income for the two years                  F-3
     ended December 31, 1998 and 1997

Consolidated statements of cash flowsfor the two years               F-4
     ended December 31, 1998 and 1997

Consolidated statements of changes in shareholders' equity           F-5
     for the two years ended December 31, 1998 and 1997

Notes to consolidated financial statements                           F-6 to F-21

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders,
   OVM INTERNATIONAL HOLDING CORPORATION



         We have audited the accompanying consolidated balance sheet of OVM International Holding Corporation and its subsidiaries as of December 31, 1998, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of OVM International Holding Corporation and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Horwath Gelfond Hochstaft Pangburn & Co.



Denver, Colorado
April 3, 1999


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                                   CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1998
                                     (Amounts in thousands except share data)

                                                                                Note                RMB             US$
                                                                                                    ---             ---
ASSETS
Current assets:
  Cash and bank balances                                                                          25,419     $     3,070
  Accounts receivable, net of allowance of RMB8,243                                               53,715           6,487
  Inventories                                                                     4               32,316           3,903
  Prepayments, deposits and other receivables, net of allowance of RMB1,253                       15,504           1,872
  Due from related parties                                                       17               31,198           3,768
                                                                                             -----------     -----------

Total current assets                                                                             158,152          19,100

Property, machinery and equipment, net                                            5               21,302           2,573
Accounts receivable, non current, net of allowance of RMB6,478                                    10,125           1,223
Investments                                                                       6                8,873           1,071
Other assets:
  Deferred assets                                                                 7                4,979             601
  Staff housing loans                                                             8                2,391             289
  Intangible assets                                                               9                6,503             785
                                                                                             -----------     -----------

Total assets                                                                                     212,325     $    25,642
                                                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Notes payable                                                                  10               36,860     $     4,452
  Accounts payable                                                                                36,262           4,379
  Advance payments by customers                                                                   12,171           1,470
  Other payables and accrued liabilities                                                          16,762           2,024
  Due to related parties                                                         17                2,770             335
  Taxes payable                                                                                   12,366           1,494
                                                                                             -----------     -----------

Total current liabilities                                                                        117,191          14,154

Long term related party loan                                                     17                3,069             371
Other long term debt                                                             11                1,050             127
                                                                                             -----------     -----------

Total liabilities                                                                                121,310          14,652
                                                                                             -----------     -----------

Minority interests in consolidated subsidiaries                                                   31,138           3,761
                                                                                             -----------     -----------

Commitments and contingencies                                                   12,22

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of US$0.0001 authorized;
   12,050,000 shares, issued and outstanding                                     13                   10               1
  Additional paid-in capital                                                     13               30,795           3,715
  Retained earnings                                                                               29,038           3,503
  Accumulated other comprehensive income                                                              34              10
                                                                                             -----------     -----------

Total shareholders' equity                                                                        59,877           7,229
                                                                                             -----------     -----------

Total liabilities and shareholders' equity                                                       212,325     $    25,642
                                                                                             ===========     ===========



The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                     (Amounts in thousands except share data)


                                                                           1998                          1997
                                                                           ----                          ----
                                                      Note            RMB             US$            RMB             US$
                                                                      ---             ---            ---             ---
Sales:
  Related parties                                      17          27,630     $     3,337          8,636     $     1,042
  Others                                                          142,664          17,230        122,326          14,756
                                                              -----------     -----------    -----------     -----------

Net sales                                                         170,294          20,567        130,962          15,798

Cost of sales, including costs incurred to
 related parties of RMB36,440 and
 RMB30,315 in 1998 and 1997, respectively                        (120,927)        (14,605)       (83,834)        (10,113)
                                                              -----------     -----------    -----------     -----------

Gross profit                                                       49,367           5,962         47,128           5,685

Selling and administrative expenses                               (44,773)         (5,408)       (41,763)         (5,038)
                                                              -----------     -----------    -----------     -----------

Income from operations                                              4,594             554          5,365             647

Interest expense, including amounts from
 related parties of RMB555 and RMB892
 in 1998 and 1997, respectively                                    (4,633)           (560)        (6,192)           (747)
Interest income, including amounts from
 related parties of RMB3,096 and
 RMB3,648 in 1998 and 1997, respectively                            3,325             402          4,088             493
Other income                                                          603              73            234              28
Foreign exchange gain (loss)                                           23               3           (700)            (84)
                                                              -----------     -----------    -----------     -----------

Income before income taxes                                          3,912             472          2,795             337
Income taxes                                           14          (1,585)           (191)            (9)             (1)
                                                              -----------     -----------    -----------     -----------

                                                                    2,327             281          2,786             336

Minority interests                                                 (1,565)           (189)        (1,675)           (202)

Equity in earnings of unconsolidated
 subsidiary                                                            13               2             34               4
                                                              -----------     -----------    -----------     -----------

Net income                                                            775     $        94          1,145     $       138
                                                              ===========     ===========    ===========     ===========


Basic and diluted earnings per share                  3(k)           0.06     $      0.01           0.10     $      0.01
                                                              ===========     ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                     (Amounts in thousands except share data)


                                                                           1998                          1997
                                                                           ----                          ----
                                                                      RMB             US$            RMB             US$
                                                                      ---             ---            ---             ---

Cash flows from operating activities:
  Net income                                                          775     $        94          1,145     $       138
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Minority interests                                             1,565             189          1,675             202
     Equity in earnings of unconsolidated subsidiary                  (13)             (2)            34               4
     Depreciation                                                   2,145             259          2,104             254
     Amortization                                                     251              30            251              30
  Decrease (increase) in assets:
     Accounts receivable                                           49,938           6,031         (8,747)         (1,055)
     Inventories                                                    6,654             804          1,235             149
     Prepayments, deposits and other receivables                   (1,460)           (176)        (3,072)           (371)
     Due from related parties                                       8,843           1,068         12,337           1,488
     Deferred assets                                               (3,146)           (380)             -               -
     Staff housing loans                                             (973)           (118)             -               -
     Receivable from equity investee                                 (673)            (81)             -               -
  Increase (decrease) in liabilities:
     Accounts payable                                             (34,404)         (4,155)        (7,580)           (914)
     Advance payments by customers                                 (1,098)           (133)          (842)           (102)
     Other payables and accrued liabilities                        (6,317)           (763)          (615)            (74)
     Due to related parties                                           539              65         (3,524)           (425)
     Taxes payable                                                   (177)            (21)         1,536             185
                                                              -----------     -----------    -----------     -----------

Net cash provided by (used in) operating activities                22,449           2,711         (4,063)           (491)
                                                              -----------     -----------    -----------     -----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment                 (4,082)           (493)        (4,467)           (539)
  Purchase of investment                                           (3,230)           (390)             -               -
  Investment in newly formed subsidiary                            (6,257)           (756)             -               -
                                                              -----------     -----------    -----------     -----------

Net cash used in investing activities                             (13,569)         (1,639)        (4,467)           (539)
                                                              -----------     -----------    -----------     -----------

Cash flows from financing activities:
  Increase in notes payable                                        15,910           1,921         11,000           1,327
  Repayment of notes payable                                      (12,960)         (1,565)       (11,004)         (1,327)
  Repayment of long term related party loan                          (312)            (38)           (61)             (7)
  Other                                                                 -               -             25               3
                                                              -----------     -----------    -----------     -----------

Net cash provided by (used in) financing activities                 2,638             318            (40)             (4)
                                                              -----------     -----------    -----------     -----------

Net increase (decrease) in cash and cash equivalents               11,518           1,390         (8,570)         (1,034)
Exchange difference                                                   (55)             (3)             -               -
Cash and cash equivalents at beginning of year                     13,956           1,683         22,526           2,717
                                                              -----------     -----------    -----------     -----------

Cash and cash equivalents at end of year                           25,419     $     3,070         13,956     $     1,683
                                                              ===========     ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                     (Amounts in thousands except share data)

                                                                                             Accumulated
                                 Number of                     Additional                          other
                                 shares of          Common        paid-in        Retained  comprehensive
                                    common           stock        capital        earnings         income           Total
                                     stock             RMB            RMB             RMB            RMB             RMB
                                     -----             ---            ---             ---            ---             ---
Balances at
 December 31, 1996              12,050,000              10         30,795          27,118            405          58,328
                                                                                                             -----------
Comprehensive income:
Net income                               -               -              -           1,145              -           1,145
Currency translation
 adjustments                             -               -              -               -           (339)           (339)
                               -----------     -----------    -----------     -----------    -----------     -----------

Total comprehensive income                                                                                           806
Balances at
 December 31, 1997              12,050,000              10         30,795          28,263             66          59,134
                                                                                                             -----------
Comprehensive income:
Net income                               -               -              -             775              -             775
Currency translation
 adjustments                             -               -              -               -            (32)            (32)
                               -----------     -----------    -----------     -----------    -----------     -----------

Total comprehensive income                                                                                           743
Balances at
 December 31, 1998              12,050,000              10         30,795          29,038             34          59,877
                               ===========     ===========    ===========     ===========    ===========     ===========

U.S.$                                          $         1    $     3,715     $     3,503    $        10     $     7,229
                                               ===========    ===========     ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)






1.       Organization and principal activities

                  OVM International Holding Corporation (the "Company") was formerly known as Intermark Development Corporation ("IDC") which was incorporated in the State of Nevada, in the United States of America.

                  OVM Development Limited ("ODL") was formerly known as Kolcari Investments Limited which was incorporated in the British Virgin Islands on May 3, 1994.

                  In 1995, ODL entered into an agreement with Liuzhou OVM Joint Stock Company Limited (the "JV Partner"), which was incorporated in the People's Republic of China (the "PRC") and was principally engaged in the manufacture and sale of prestress products used in the construction of highways, bridges and buildings, to set up a Sino-foreign equity joint venture in the PRC under the name of Liuzhou OVM Construction Machinery Company Limited (the "JV").

               As provided in the joint venture agreement, the total investment for the JV was US$4,000 (RMB34,000). The JV Partner transferred certain of its property, machinery and equipment to the JV as its 30% contribution. In addition, the business operations of the JV Partner were acquired by the JV. The remaining 70% investment was provided by ODL in cash of US$2,800 (RMB23,800). Accordingly, ODL has a controlling interest in the JV through a majority voting interest of 70%.

                  The above capital contributions are to be made in instalments. As at December 31, 1997, 70% of ODL's capital was paid. The last instalment of 30% of ODL's share of capital contributions was originally due on March 31, 1997. Pursuant to a supplementary agreement entered into among ODL and the JV Partner on March 28, 1997, the due date of the last instalment of ODL's capital contribution was extended to December 31, 1997. On December 19, 1997, the instalment due date for ODL's capital contribution was further extended to June 30, 1998. On June 25, 1998, ODL paid the last instalment of the capital contribution in accordance with the terms of the supplementary agreement dated December 19, 1997.

                  The net income of the JV, after provision for income taxes and appropriations to various statutory and discretionary reserves, will be shared by the Company and the JV Partner according to their respective percentage of equity interests and subject to the board of directors' approval. The term of the JV is 30 years.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------


1.       Organization and principal activities (continued)

                  On September 30, 1996, IDC changed its name to OVM International Holding Corporation. Effective November 4, 1996, pursuant to an acquisition agreement (the "Agreement") among the Company and ODL and the then shareholders of ODL, the Company issued 8,800,000 shares of its common stock to the original shareholders of ODL in exchange for all the issued ordinary shares of ODL. These transactions have been treated as a recapitalization of ODL with ODL as the acquirer (the "Reverse Acquisition").

                  During 1997, the JV set up a new subsidiary, Liuzhou OVM Trading Company Limited ("OVM Trading"), which was incorporated in the PRC. The JV owns a 95% interest in OVM Trading with the remaining 5% interest held by a third party. OVM Trading was principally engaged in the sale of the prestressed products manufactured by the JV. At the end of 1998, OVM Trading was liquidated and its operations were transferred to a branch of the JV.

                  During 1998, the JV acquired 69.3% of a newly formed entity, Liuzhou OVM Prestressed Engineering Company Limited ("OVM Prestressed"), which was incorporated in the PRC. The remaining interests of OVM Prestressed are held by an affiliate of the JV Partner (20%) and a third party (10.7%) in the PRC. OVM Prestressed is principally engaged in the provision of engineering services for prestressed construction projects.



2.       Basis of presentation

                  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

                  The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the JV and its subsidiaries which are prepared in accordance with the accounting principles and the relevant financial regulations established by the Ministry of Finance of the PRC.

                  The principal adjustments made to the statutory financial statements of the JV and its subsidiaries to conform to US GAAP include the following:

                  o Allowance for doubtful accounts, other receivables and inventories;

                  o Reclassification of certain expense items from equity appropriations to charge against income; and

                  o Recognition of sales and cost of sales upon delivery of product to customers.

                  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies

         (a)      Cash and cash equivalents

                           Cash and cash equivalents include cash on hand and
                  deposits with banks with an original maturity of three months or less.


         (b)      Inventories

                           Inventories are stated at the lower of cost or
                  market. Cost is determined on the weighted average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and overhead.


         (c)      Property, machinery and equipment

                           Property, machinery and equipment are stated at cost
                  less accumulated depreciation.

                           Depreciation is calculated on a straight-line basis
                  to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                           Buildings                                 8.4%
                           Plant, machinery and equipment             12%


         (d)      Intangible assets

                           Intangible assets which include goodwill, proprietary
                  technology and trademarks are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over 30 years.


         (e)      Investments

                           An equity investment represents an investment in a
                  Company in which the Company may exert significant influence but does not control the financial and operating decisions.

                           The Company's share of the equity investment's
                  post-acquisition results is included in the consolidated statements of income under the equity method of accounting. The Company's investment is stated at cost plus the Company's share of post-acquisition operating results and capital transactions.

                           Long term investments which are neither subsidiaries
                  nor equity investments are stated at cost.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies (continued)

         (f)      Revenue recognition

                           Sales represent the invoiced value of goods, net of
                  returns and allowances, recognized upon delivery of goods to customers.


         (g)      Income taxes

                           Income taxes are determined under the liability
                  method as required by Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes".


         (h)      Foreign currency translation

                           The functional currency of the operations in the PRC
                  is the Renminbi ("RMB"). The accounts of foreign operations are prepared in their functional currency which is their respective local currency and are translated into RMB using the closing rate method. Under the closing rate method, the balance sheet of foreign operations is translated at the rate of exchange (the "Exchange Rate") quoted by the People's Bank of China at the balance sheet date and the statement of income is translated at the average rate for the year. Resulting translation adjustments are reported as a separate component of comprehensive income.

                           The financial records of the JV and its subsidiaries
                  are maintained in RMB.

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

                           The market risks associated with changes in exchange
                  rates and the restrictions over the convertibility of RMB into foreign currencies are discussed in note 15.

                           Translation of amounts from RMB into US$ for the
                  convenience of the reader has been made at the Exchange Rate on December 31, 1998 of US$1.00 = RMB8.280. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on December 31, 1998 or at any other date.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies (continued)

         (i)      Earnings per share

                           In 1997, the Financing Accounting Standards Board
                  issued Statement No.128, "Earnings per Share" ("SFAS 128"). Earnings per share amounts for all periods have been presented in conformity with SFAS 128 requirements.

                           The computation of basic and diluted earnings per
                  share for the years ended December 31, 1998 and 1997 is based on the weighted average number of 12,050,000 shares of common stock outstanding.

                           Stock purchase warrants to subscribe for 4,000,000
                  shares of common stock were outstanding during 1998 and 1997 (note 13) but were not included in the computation of earnings per share for the years ended December 31, 1998 and 1997 because the warrant exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


         (j)      Research and development costs

                           Research and development costs consist of
                  expenditures incurred during the course of planned search and investigation aimed at the discovery of knowledge which will be useful in developing new products or processes, or significantly enhancing existing products or production processes, and the implementation of such through design, testing of product alternatives or construction of prototypes. The Company expenses all research and development costs as they are incurred. Research and development costs incurred by the Company during 1998 and 1997 were RMB1,128 and RMB1,849 respectively.


         (k)      Advertising costs

                           Advertising costs are expensed by the Company as
                  incurred. Total advertising costs incurred by the Company during 1998 and 1997 were RMB524 and RMB171 respectively.


         (l)      Retirement benefits

                           The contributions to the PRC and internally
                  implemented retirement plans for the existing employees are charged to the consolidated statements of income as services are provided.

                           The total contribution of RMB4,661 to an additional
                  retirement plan for the existing employees is being amortized over 20 years as future services are provided (note 16).

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies (continued)

         (m)      Comparative amounts

                           Certain comparative amounts have been reclassified to
                  conform with the current year's presentation.



4.       Inventories

                                                               RMB
                                                               ---

         Raw materials                                      13,320
         Work in progress                                    9,253
         Finished goods                                      9,743
                                                         ---------
                                                            32,316
                                                         =========


5.       Property, machinery and equipment, net

                                                               RMB
                                                               ---
         Cost:
            Buildings                                        4,221
            Plant, machinery and equipment                  25,961
                                                         ---------
                                                            30,182
                                                         ---------
         Accumulated depreciation:
            Buildings                                        1,324
            Plant, machinery and equipment                   7,556
                                                         ---------
                                                             8,880
                                                         ---------

         Property, machinery and equipment, net             21,302
                                                         =========

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

6.       Investments

                                                               RMB
                                                               ---
         Equity investment (a)
         Cost                                                4,709
         Share of post-acquisition retained earnings           204
         Currency translation adjustment                      (443)
                                                         ---------

                                                             4,470
         Investment at cost (b)                              3,730
         Receivable from equity investee                       673
                                                         ---------
                                                             8,873
                                                         =========


         (a) The equity investment, OVM Prestress Co. Pte. Ltd, is a company incorporated in the Republic of Singapore, 50% of which is owned by the Company. The equity investment is principally engaged in the provision of prestressing and related engineering services.

         (b) During 1998, the JV acquired an interest in Orient Prestress Company Limited ("Orient Prestress"), which was incorporated in the PRC. The Company has not adopted the equity method of accounting for Orient Prestress in the consolidated financial statements as the Company is not in a position to exercise any significant influence on the day to day management and operation of Orient Prestress.



7.       Deferred assets

                                                               RMB
                                                               ---

         VAT recoverable (a)                                   559
         Retirement costs (b)                                4,420
                                                         ---------
                                                             4,979
                                                         =========


         (a) This represents the deemed value-added tax ("VAT") recoverable arising from the introduction of the new PRC sales tax system on July 1, 1993 which was fully implemented beginning January 1, 1994. Pursuant to a directive issued by the Ministry of Finance and the State Tax Bureau, the deferred VAT can be used to offset sales tax payable for a period of five years from January 1, 1995 such that 20% of the deferred asset can be utilized each year. The right to recover the VAT was passed by the JV Partner to the JV on formation.

         (b) This represents the cost of a retirement plan entered into by the JV during 1998 for its staff and is being amortized over 20 years. Amortization for the year ended December 31, 1998 was RMB241 (note 16).

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

8.       Staff housing loans

                  Housing loans are advanced to the existing staff of the JV for the purchase of residential properties. The loans are collateralized by the properties purchased, bear interest at approximately 0.3% per annum and are repayable over periods of 3 to 15 years.



9.       Intangible assets

                                                                  RMB
                                                                  ---

         Goodwill                                               4,207
         Proprietary technology and trademarks, at cost         3,480
         Accumulated amortization                              (1,004)
                                                            ---------
                                                                6,503
                                                            =========

10.      Notes payable

                  All bank loans are denominated in RMB and are unsecured except for RMB30,860 which is collateralized by the pledge of the JV Partner's land use right of a certain portion of the land where the factory premises of the JV are located and by certain plant and machinery held by the JV and the JV Partner. All bank loans are repayable within one year but are renewable with the consent of the banks.

                  Interest on bank loans was incurred at the weighted average rate of 8.4% per annum during 1998 (12.1% in 1997).



11.      Other long term debt

                  Other long term loans were made by the Technical Department of the Liuzhou City Government to the JV for the purpose of carrying out research and development. The loans are unsecured, guaranteed by a subsidiary of the JV Partner and are repayable in 2000 except for RMB320, which is not subject to repayment if the projects prove to be successful.



12.      Commitments and contingencies

                  As of December 31, 1998, the Company had outstanding capital commitments for purchases of equipment and molds of approximately RMB272.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

13.      Common stock and additional paid-in capital

                  On December 16, 1996, 50,000 shares of common stock, were issued for cash at US$1.50 per share. For each of the 50,000 shares of common stock issued, the subscriber was allotted a total of 80 stock purchase warrants. The Company has issued a total of 4,000,000 stock purchase warrants in connection with the issuance and each of the warrants allows for the purchase of one share of the Company's common stock at an original exercise price of US$4.00 per warrant through December 23, 1997 and US$5.00 per warrant thereafter. On June 27, 1997, the Board of Directors approved the reduction of the exercise price of the stock purchase warrants to US$3.00 per warrant exercisable through December 23, 1998. On September 29, 1998, the Board of Directors further approved to extend the exercise period through December 23, 1999. The exercise price of the stock purchase warrants remained at US$3.00 per warrant. An aggregate of 4,000,000 shares of common stock have been reserved for issuance upon exercise of the stock purchase warrants. All the stock purchase warrants remained outstanding at December 31, 1998.

                  The Company adopted a stock option plan (the "Plan") as of September 4, 1996. The Plan allows the Company, to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance upon exercise of options granted under the Plan. Pursuant to the Plan, the exercise price must be at least equal to the fair market value of the shares of common stock at the date of grant. As at December 31, 1998, no stock options have been granted under the Plan.



14.      Income taxes

                  It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United State. Accordingly no U.S. corporate income taxes have been provided in these financial statements.

                  Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

                  Pursuant to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of the JV is fully exempt from Chinese national income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. The JV is also exempt from the local income tax rate throughout the term of the joint venture. Provision for income tax of 15% has been made as the three years full tax exemption commencing from the first profitable year in 1995 expired during the year. The Company's share in the JV's tax savings resulting from this tax holiday for the years ended December 31, 1998 and 1997 amounted to RMB360 and RMB1,664 (RMB0.04 and RMB0.14 per share), respectively.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

14.      Income taxes (continued)

                  OVM Trading was incorporated in 1997 and subject to income tax at the full rate of 33%. Taxation was charged on this new subsidiary's taxable profit earned during the years ended December 31, 1998 and 1997. In December 1998, the subsidiary was liquidated and deregistered from the tax authorities of the PRC.

                  Liuzhou OVM Prestressed was formed in 1998 and is only subject to business tax of 3% on sales and is exempt from national and local income tax indefinitely.

                  A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:


                                                                                     1998            1997
                                                                                      RMB             RMB
                                                                                      ---             ---
                  Statutory income tax                                                30%             30%

                  Computed expected tax expense                                     1,291            922
                  Impact of tax holiday of the JV                                    (514)        (2,377)
                  Item which gives rise to no tax benefit:
                     Net loss of the Company and ODL                                  638          1,014
                  Others                                                              170            450
                                                                                ---------      ---------

                  Taxation charges for the year                                     1,585              9
                                                                                =========      =========


                  The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to RMB33,064 and RMB31,700 at December 31, 1998 and 1997 respectively. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. corporate income taxes. Unrecognized deferred U.S. corporate income tax in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes, as at December 31, 1998 and 1997 was RMB9,873 and RMB9,711 respectively.

                  No deferred income taxes have been provided as the effect of all temporary differences is not material.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

15.      Foreign currency exchange

                  The Renminbi ("RMB") is not freely convertible into foreign currencies.

                  Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China. Enterprises operating in the PRC can enter into exchange transactions through the Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency, which is dependent on the foreign currency denominated earnings of the enterprises, or must be arranged through the authorized institutions. Approval for exchange at the authorized institutions is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of RMB into United States dollars or other foreign currencies can generally be effected at the authorized institutions, there is no guarantee that it can be effected at all times. At December 31, 1998 and 1997, RMB36,143 and RMB34,234 of the Company's shareholders' equity were subject to exchange conversion restrictions, respectively.

                  The exchange rate as of December 31, 1998 and 1997 were:

                                                            1998                     1997
                                                            ----                     ----
                  United States dollars ("US$")        US$1 : RMB8.28           US$1 : RMB8.29
                  Singapore dollars ("S$")             S$1 : RMB4.99            S$1 : RMB4.97

16.      Retirement plans

                  The Company does not have any retirement plans while the JV has retirement plans for its staff. As stipulated by the PRC government regulations, the JV is required to contribute to the PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. The monthly contribution of the JV is equal to 19% of the basic salaries of the existing staff. The pension costs incurred by the JV during the years ended December 31, 1998 and 1997 amounted to RMB1,215 and RMB1,332 respectively.

                  The JV has also internally implemented an additional defined contribution plan for its staff. Under the plan, the JV contributes 5% of the monthly basic salaries of the staff. On retirement, the staff members are entitled to a lump sum payment of the balance in their accounts. Pension costs incurred by the JV for this plan during the years ended December 31, 1998 and 1997 amounted to RMB213 and RMB700, respectively.

                  At the end of 1997, the JV implemented an additional retirement plan with a PRC insurance company for its staff. Under this retirement plan, the staff will only benefit from the plan if they work in the JV until the defined age of retirement. The qualified staff is entitled to receive a defined monthly pension benefit starting from the date of defined age of retirement for the rest of his life. The total one time premium for the retirement plan of RMB4,661 was paid by the JV during the year.

                  The JV has no obligation for the payment of pension benefits beyond the contributions described above.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

17.      Related party transactions and balances

                  A significant portion of the business undertaken by the Company during the years has been effected with other State-owned enterprises in the PRC and on such terms as determined by the relevant PRC authorities. All these transactions including the transactions summarized in this note represent realized revenues and expenses to the Company.

                  After the commencement of operation of the JV in 1995, the JV Partner became an investment holding company and engaged in the trading of building and construction materials, import and export of construction equipment, construction design and consultation services which are in different segments from the products and services provided by the JV. The JV Partner remains a State-owned enterprise of which the majority is owned by the Mechanical and Electrical Industrial Bureau of the Liuzhou City Government. The significant transactions of the Company with the JV Partner and its subsidiaries are summarized below:

                                                             1998         1997
                                                              RMB          RMB
                                                              ---          ---
                  Sales of raw materials                   24,960        4,391
                  Sales of finished goods                     663        3,247
                  Interest income                           2,941        1,351
                  Rental income from leasing of plant
                   and machinery                                -          684
                  Rental expense for leasing of land
                   and buildings, plant and machinery
                   and motor vehicles                      (2,553)      (2,590)
                  Purchases of raw materials              (19,250)      (7,378)
                  Sub-contracting charges                  (7,312)     (14,094)
                  Interest expense                           (553)        (872)
                  Purchases of finished goods              (5,960)           -


                  In addition, the Company had transactions with affiliates of the JV Partner, as summarized below:

                                                             1998         1997
                                                              RMB          RMB
                                                              ---          ---

                  Sales of raw materials                      924            -
                  Sales of finished goods                     623            -
                  Interest income                             155        2,297
                  Rental income from leasing of plant
                   and machinery                               60            -
                  Rental expense for leasing of plant
                   and machinery                             (824)        (816)
                  Sub-contracting charges                    (541)           -
                  Interest expense                             (2)           -
                  Purchases of raw materials                    -       (5,437)

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

17.      Related party transactions and balances (continued)

                  During the years ended December 31, 1998 and 1997, the Company made sales of RMB460 and RMB998, respectively to a Hong Kong company in which two of the Company's directors have a beneficial interest.

                  The balances with related parties are as follows:

                                                                            RMB
                                                                            ---
                  Due from related parties:
                     JV Partner                                          30,574
                     Affiliates of the JV Partner                           624
                                                                         ------

                                                                         31,198
                                                                         ======
                  Due to related parties:
                     JV Partner                                           1,631
                     affiliates of the JV Partner                           122
                     Current portion of long term loan from
                      the JV Partner                                        823
                     Director - Mr Ching Lung Po                            194
                                                                         ------
                                                                          2,770
                                                                         ======

                  All balances with related parties are unsecured and repayable on demand except for the long term loan from the JV Partner which is repayable in annual instalments calculated at 0.6% of the gross sales before VAT of each year commencing January 1, 1997 and has been discounted at an effective annual interest rate of 12.6%. Prior to January 1, 1997, all the balances with related parties were interest-free. Effective January 1, 1997, these balances, except for the above-mentioned long term loan, bear interest at the average bank borrowing rates. The weighted average interest rate during 1998 and 1997 was 8.4% and 12.1% per annum respectively.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

18.      Supplemental cash flow information

                                                             1998       1997
                                                              RMB        RMB
                                                              ---        ---

         Interest paid                                      3,891      5,985
                                                          =======    =======

         Income taxes paid                                    244          -
                                                          =======    =======


                  During 1998, the JV acquired a 69.3% interest in OVM Prestressed, a newly formed entity, for RMB6,930. The assets and liabilities acquired were:

                                                                         RMB
                                                                         ---

                  Fair value of assets acquired                       13,069
                  Liabilities assumed                                 (2,864)
                  Net assets attributable to minority interests       (3,275)
                                                                     -------

                  Cash paid                                            6,930
                                                                     =======


19.      Financial instruments

                  The carrying amounts reported in the Company's balance sheet for current assets and current liabilities, except for bank loans and amounts resulting from related party transactions, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. The carrying amounts of bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturities. The fair value of the amount resulting from related party transaction cannot be determined due to the related party nature of the transactions.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

20.      Nature of operations and concentration of risk

                  The Company manufacturers and sells substantially all prestress products used in the construction of highways, bridges and buildings in the PRC. Accordingly, the credit risk arising from accounts receivable of the JV is concentrated with the PRC government which is usually the initiator of these large scale capital projects.

                  The PRC economy has, for many years, been a centrally-planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavourable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

                  As many of the economic reforms which have been or are being implemented by the PRC government are unprecedented or experimental, they may be subject to adjustment or refinement which may have adverse effects on the Company. Further, through state plans and other economic and fiscal measures, it remains possible for the PRC government to exert significant influence on the PRC economy.

                  Details of the Company's purchases from suppliers, which accounted for 10% or more of the total purchases, are as follows:

                                                                 1998       1997
                                                                 ----       ----
                                                                    %          %

                  Purchases:
                     Hubei Huangshi Metal Materials Company        17          -
                     Hubei Huangshi Dazhi Steeling Factory         15          -
                     Pu lin Jufung Trading Ltd.                     -         13
                     Others                                        68         87
                                                              -------    -------

                                                                  100        100
                                                              =======    =======

                  No customers accounted for 10% or more of the total sales of the Company during 1998 or 1997.

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

21.      Distribution of profits

                  The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from the JV in the PRC.

                  Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, and the JV's articles of association, the JV is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the decision of the JV's board of directors. The appropriations to the employee welfare and incentive fund have been charged to the statements of income. The other appropriations, if any, are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the JV. In accordance with a board resolution, no appropriations were made to the reserve funds by the JV for 1998 and 1997.

                  As described in note 2 to the consolidated financial statements, the net income of the JV and its subsidiaries as reported in the US GAAP financial statements differs from that as reported in their PRC GAAP financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the PRC GAAP financial statements of the JV and its subsidiaries. At December 31, 1998 and 1997, the Company's share in the distributable profits of the JV and its subsidiaries amounted approximately to RMB37,301 and RMB36,815 respectively.



22.      Operating lease commitments

                  At December 31, 1998, future minimum payments under operating leases for the leasing of land and buildings, plant and machinery and motor vehicles in Liuzhou from the JV Partner were as follows:

                                                        RMB
                                                        ---
                  Payable in:
                     1999                             3,633
                     2000                             3,527
                     2001                               981
                                                   --------

                  Total minimum lease payments        8,141
                                                   ========


                  The rental for the years 2002 and thereafter is subject to mutual negotiations between the Company and the JV Partner.

                  Rental expenses under operating leases for the years ended December 31, 1998 and 1997 amounted to RMB3,495 and RMB3,406 respectively.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS                     DESCRIPTION
-------                     -----------
21                Subsidiaries of the Registrant

27                Financial Data Schedule