Form 10KSB40/A
period 1998-12-31
OVM INTERNATIONAL HOLDING CORP
filed 1999-04-27
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region ("Guangxi"), with a site area of approximately 60,000 square meters. The total gross floor area of production and related facilities comprising buildings and structures is approximately 13,042 sq. meters. Long term land use rights for the land and the buildings on which these facilities are situated are held by the Stock Company and leased to Liuzhou OVM.

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
|   OVM Prestress Co. |                        | Liuzhou OVM Prestress |
|  Pte Ltd. (Republic |                        | Construction Co. Ltd. |
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

         LIUZHOU OVM PRESTRESS CONSTRUCTION CO. LTD. (the "Construction Company") is a limited liability company established under the laws of PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the Stock Company. During 1998, Liuzhou OVM acquired a 69.3% interest in the Construction Company for consideration of Rmb 6,930,000. The registered capital of the Construction Company is Rmb 10,000,000.

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

         During 1998, Liuzhou OVM acquired an interest in Orient Prestress Company Limited ("Orient"), which was incorporated in the PRC. The Company has not yet adopted the equity method of accounting for Orient in its consolidated financial statements, as the Company is not in a position to exercise any significant influence on the day-to-day management and operations of Orient.


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


SALES AND MARKETING

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 1997 and 1998, respectively.

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

         The Company has been expanding overseas markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan and Vietnam. The management believes that Liuzhou OVM's products are less costly than these of the overseas manufacturers and the quality is readily comparable. The export sales (mainly arranged through an import and export company wholly-owned by the Stock Company) accounted for approximately 4% and 6% of the

Company's total sales for each of the two years ended December 31, 1997 and 1998, respectively. All export sales are denominated in U.S. dollars.

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

         For each of the two years ended December 31, 1997 and 1998, the largest ten suppliers of raw materials and components of the Company accounted for approximately 43.3% and 39.7%, respectively, of the Company's total cost of purchases, while the largest supplier accounted for approximately 13.0% and 17.0% of the Company's total cost of purchases, respectively, for the same periods.


PRODUCTION FACILITIES AND PROCESS

PRODUCTION FACILITIES

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a site area of approximately 60,000 square meters. The total gross floor area of production workshops and premises is approximately 13,042 square meters. Guangxi has substantial mineral resources and is recognized as a base of non-ferrous metals such as manganese, tin, arsenic, and bentonite. According to the China Statistical Yearbook 1998, the regional gross domestic product of Guangxi amounted to approximately Rmb 202 billion (US$24 billion), ranking it 15th in the PRC in 1997.

         Long term land use rights for the land and buildings on which these facilities are situated are held by the Stock Company and leased to Liuzhou OVM at an annual rental of Rmb 836,000 (US$101,000) for a period up to December 31, 2000. The term and annual rental are subject to renewal after December 31, 2000. The Company's production facilities and equipment include lathe machines, planers, milling machines, boring machines, drilling machines and other ancillary production machines such as forklifts, air compressors, welding machines, shearing machines, jigs, dies, tools and hardening furnaces.

         The Stock Company also leases 80 pieces of production equipment, 73 pieces of office equipment and 12 motor vehicles to Liuzhou OVM at an annual rental of Rmb 1,821,000 (US$206,000) for a period up to December 31, 2000.

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

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 1997 and 1998 were Rmb 4,467,000 (US$539,000) and Rmb 4,082,000 (US$493,000) and, respectively.


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

         The Company has established a quality control team consisting of 45 full-time employees to ensure that the quality of products is consistently maintained. The major responsibilities of the quality control department include: (i) devising, implementing and improving quality control procedures in order to comply with ISO 9001; (ii) conducting inspection of raw materials, work-in-progress and finished products on a sampling basis; (iii) examining of parts and components manufactured at each stage of the production process; and
(iv) reviewing and improving quality testing procedures and carrying out stringent testing of the Company's products.


RESEARCH AND DEVELOPMENT

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed at December 31, 1998, 58 full-time employees including 34 engineers. Since 1989, the Company has developed 40 new products, of which 16 have obtained scientific awards from the State, provincial and municipal governmental authorities.

         Most of the research and products development programs undertaken by the Company are in cooperation with universities and research institutions in the PRC. The Company has worked with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in developing its product line.

         The Company's annual research and development expenditure accounts for 1.4% and 0.7% of total sales for each of the two years ended December 31, 1997 and 1998. For each of the two years ended December 31, 1997 and 1998, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb 1,849,000 (US$223,000) and Rmb 1,128,000 (US$136,000),
respectively.


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

         The Company has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use the following trademark which is owned by and registered in the PRC in the name of Liuzhou OVM.


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

         Under these agreements, the Stock Company has undertaken to apply for any renewal of the registration of the "OVM" trademark and the relevant patents promptly upon the expiration of the registration of the same and to procure the registration of the trademark and patents in any territory outside the PRC as the Company may require. The cost of such renewals and registrations is expected to be immaterial.


EMPLOYEES

         As at December 31, 1998, the Company had a total of 657 full-time employees, 866 and 60 of which were employed by Liuzhou OVM and the Construction Company, respectively, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                                           274
      Administration and management                                         67
      Quality control                                                       45
      Research and development, technical,
          process design and control                                        58
      Sales, marketing and after sales service                             125
      Raw materials supply                                                  25
      Others                                                                63
                                                                           ---
                                                                           657
                                                                           ===

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

         ITEM 2. DESCRIPTION OF PROPERTIES

         All of the Company's operations are conducted from its 13,042 square meters facility located in the Liuzhou Municipality, PRC. The facility is leased at an annual rental of Rmb 836,000 (US$101,000) for a term up to December 31, 2000. The term and the annual rental are subject to renewal after December 31, 2000. See preceding discussion in "Production Facilities and Process".


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


         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THE COMPANY

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, OVM Development Limited, which owns a 70% interest in Liuzhou OVM, a Sino-foreign equity joint venture company established under the laws of the PRC which is principally engaged in the manufacture and sale of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC and a 69.3% interest in the Construction Company, a PRC company which is principally engaged in providing engineering services for prestress construction projects. Accordingly, the Company will derive its revenues from the distributions paid to the Company by ODL resulting from distributions paid by Liuzhou OVM and the Construction Company, in accordance with the percentage interests held by the shareholders.

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

                                                 Years ended December 31,
                                                    1997          1998
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                       64.0          71.0
Gross profit                                        36.0          29.0
Selling and administrative
   expenses                                         24.3          25.3
Provision for doubtful accounts                      7.7           1.0
Interest expenses, net                               1.6           0.8
Other income                                         0.2           0.4
Foreign exchange loss                                0.5             -
Income before income taxes                           2.1           2.3
Income taxes                                           -           0.9
Net income after income taxes                        2.1           1.4
Minority interests                                   1.2           0.9
Equity in earnings of equity investee                  -             -
Net income                                           0.9           0.5


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

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by Rmb 11,365,000 (US$1,373,000) or 36% to Rmb 43,128,000
(US$5,209,000) for the year ended December 31, 1998 compared to Rmb 31,763,000 (US$3,836,000) in the corresponding period in 1997. The increase was due to the increase in selling expenses, which was in line with the increase in net sales of the Company, and the increase in salary expenses.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts decreased by Rmb 8,355,000 (US$1,009,000) or 84% to Rmb 1,645,000 (US$199,000)
for the year ended December 31, 1998 compared to Rmb 10,000,000 (US$1,208,000) for the corresponding period in 1997. The Company has reviewed the recoverability of individual debtors and made specific provisions for doubtful debtors on a prudent basis and also adopted a general provision policy on all other accounts receivable and other receivables which is calculated primarily based on 70% and 50% of those outstanding balances with age over two years and one year, respectively. The significant decrease in provision for bad debt expenses in 1998 was mainly due to recovery of most of the aged debtors and less specific provisions for doubtful debtors were made as most of them are considered recoverable.

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

         EQUITY IN EARNINGS OF EQUITY INVESTEE. The equity in earnings of equity investee arose from the 50% ownership interest held by Liuzhou OVM in OVM Prestress Co. Pte Ltd., a company incorporated in the Republic of Singapore.

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

         The Company has a working capital surplus of Rmb 63,055,000 (US$7,615,000), and Rmb 40,961,000 (US$4,947,000) as of December 31, 1997 and
1998, respectively. Net cash provided by/(used in) operating activities was (Rmb 4,063,000 (US$491,000)) and Rmb 22,449,000 (US$2,711,000) for the year ended
December 31, 1997 and 1998, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 1997 and 1998, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment, purchase of investment and investment in newly-formed subsidiary.

         Capital expenditures for production equipment for the two years ended December 31, 1997 and 1998 were Rmb 4,467,000 (US$539,000) and Rmb 4,082,000
(US$493,000), respectively. Capital expenditures for the purchase of investment for the two years ended December 31, 1997 and 1998 were nil and Rmb 3,230,000 (US$390,000), respectively. Capital expenditures for investment in newly-formed subsidiary for the two years ended December 31, 1997 and 1998 were nil and Rmb 6,257,000 (US$756,000), respectively.

         The Company's capital expenditures have been principally funded by the short-term bank loans. As at December 31, 1997 and 1998, the Company had outstanding short term bank loans of Rmb 41,420,000 (US$5,002,000) and Rmb 36,860,000 (US$4,452,000) and, respectively.

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


         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         At a meeting on February 10, 1999, the Board of Directors of the Company approved the engagement of Horwath Gelfond Hochstadt Pangburn & Co. as independent auditors of the Company for the fiscal year ended December 31, 1998, to replace the firm of Ernst & Young ("E&Y"), who were dismissed as the Company's auditors effective February 10, 1999.

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

         MS. DENG XIAO QIONG, aged 47 bas been a Director and the Principal Financial and Accounting Officer of the Company since January 1999. She is also the director and Deputy General Manager of Liuzhou OVM. Ms. Deng graduated from Guangxi Broadcasting Television University specializing in industrial accounting and obtained the title of accountant in 1987. She joined the Factory as the deputy accounting supervisor in July 1984. In March 1988, she became the Deputy Chief Accountant of the Factory and in January 1991, she became the Chief Accountant of the Factory. Ms. Deng has many years' of experience in financial management. She is responsible for financial management and control of Liuzhou OVM and is also responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company.

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


CASH COMPENSATION

         The following table shows, for each of the two years ended December 31, 1997 and 1998, the cash and other compensation paid by the Company to its President and Chief Executive Officer. None of the executive officers of the Company had annual compensation in excess of US$100,000.

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

         Pursuant to a lease agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease and use rights with gross area of approximately 60,000 sq. meters, production plants and premises with a gross area of approximately 9,463 sq. meters and 22 transportation vehicles, to Liuzhou OVM. The lease covering the land use rights, production plants and premises is for a term equal to the period of duration of Liuzhou OVM. The rental rate is renewable every three years with each increment capped below 10%. With respect to the leasing of the transportation vehicles, the initial lease term is for a period of three years from the date of the agreement. Pursuant to a supplementary agreement dated September 28, 1995, the aggregate cost of such rentals for each of the years ended December 31, 1995 and 1996 was agreed to be Rmb 300,000 (US$36,000). The rental rate and lease term for the year ended December 31, 1997 and subsequent years is subject to further negotiation between the parties. Pursuant to another supplementary agreement dated December 1, 1997, the aggregate cost of such rentals for each of the three years ended December 31, 1997, 1998 and 1999 was agreed to be Rmb 300,000 (US$36,000). Pursuant to the third supplementary agreement dated January 15, 1998, 22 transportation vehicles were reduced to 18. The aggregate rentals for all of the leases for each of the three years ended December 31, 1998, 1999 and 2000 was agreed to be Rmb 1,106,000 (US$134,000). The original agreements dated June 5, 1995, September 28, 1995 and December 1, 1997 with respect to the rental rate and lease term were superseded by the third supplementary agreement.

         Pursuant to a lease agreement dated October 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease 80 pieces of production equipment, 73 pieces of office equipment and 12 motor vehicles, to Liuzhou OVM. The rental is renewable every three years. Pursuant to a supplementary agreement dated January 15, 1998, the aggregate rental for the above items for each of the three years ended December 31, 1998, 1999 and 2000 was agreed to be Rmb 1,821,000 (US$206,000).

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

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a.    Consolidated balance sheet as of December 31, 1998
         b. Consolidated statements of income for the two years ended December 31, 1998 and 1997
         c. Consolidated statements of cash flows for the two years ended December 31, 1998 and 1997
         d. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1998 and 1997
         e.    Notes to consolidated financial statements


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



RESTUBED TABLE

10.8     Agreement  Concerning  Matters  Relating to the  Establishment  of the  Financial  Accounts  for the Joint Venture(1)
10.9     Agreement Concerning the Injection of Assets of Three Production Workshops(1)
10.10    Supplementary  Agreement Concerning  Collection of Accounts Receivable and Allocation of Expenses Incurred
         on the Collection of Accounts Receivable(1)
10.11    1996 Stock Option Plan(1)
10.12    Employment Agreement with Kwok Kwan Hung(1)
10.13    Agreement to Extend Date of Installment Contribution(1)
10.14    Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(3)
10.15    Supplementary Agreement Concerning the Provision of Welfare Facilities(3)
10.16    Agreement Concerning Interest on the Amounts due from OVM Joint Stock Co. Ltd. and its Affiliates(3)
10.17    Supplementary Agreement to Extend the Date of Installment Contribution(3)
10.18    Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles (4)
10.19    Agreement and Supplementary Agreement Concerning the Leasing of
         Production Equipment, Office Equipment and Motor Vehicles (4)
21       Subsidiaries of the Registrant(4)
27       Financial Data Schedule(4)


----------------------------
(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-27119).

(2) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed January 8, 1998.

(3) Incorporated by reference to Exhibits to the Company's Form 10-KSB for the fiscal year December 31, 1997.

(4)   Filed herewith

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



April 27, 1999                             OVM INTERNATIONAL HOLDING CORP.




                                           By:/s/Ching Lung Po
                                              -------------------------------
                                              Ching Lung Po, Chairman of
                                              Board, President and Principal
                                              Executive Officer

                                   APPENDIX A

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a.    Consolidated balance sheet as of December 31, 1998
         b. Consolidated statements of income for the two years ended December 31, 1998 and 1997
         c. Consolidated statements of cash flows for the two years ended December 31, 1998 and 1997
         d. Consolidated statements of changes in shareholders' equity for the two years ended December 31, 1998 and 1997
         e.    Notes to consolidated financial statements

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

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------
                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997




Contents                                                             Page


Report of Independent Auditors                                       F-1 & F-1A


Consolidated balance sheets as of December 31, 1998                  F-2


Consolidated statements of income for the two years                  F-3
     ended December 31, 1998 and 1997

Consolidated statements of cash flows for the two years              F-4
     ended December 31, 1998 and 1997

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


/s/ Horwath Gelfond Hochstadt Pangburn & Co.



Denver, Colorado
April 3, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders,
   OVM INTERNATIONAL HOLDING CORPORATION


         We have audited the accompanying consolidated statements of income, cash flows and changes in shareholder' equity of OVM International Holding Corporation (the "Company") and its subsidiaries (the "Group") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of OVM International Holding Corporation and its subsidiaries for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.




ERNST & YOUNG
Hong Kong,
March 23, 1998


                                      F-1A


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


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                                         CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                     (Amounts in thousands except share data)


                                                                           1998                     1997
                                                                           ----                     ----
                                                      Note            RMB             US$            RMB
                                                                      ---             ---            ---
Sales:
  Related parties                                      17          27,630     $     3,337          8,636
  Others                                                          142,664          17,230        122,326
                                                              -----------     -----------    -----------

Net sales                                                         170,294          20,567        130,962

Cost of sales, including costs incurred to
 related parties of RMB36,440 and
 RMB30,315 in 1998 and 1997, respectively                        (120,927)        (14,605)       (83,834)
                                                              -----------     -----------    -----------

Gross profit                                                       49,367           5,962         47,128

Selling and administrative expenses                               (43,128)         (5,209)       (31,763)
Provision for doubtful accounts                                    (1,645)           (199)       (10,000)
                                                              -----------     -----------    -----------

Income from operations                                              4,594             554          5,365

Interest expense, including amounts from
 related parties of RMB555 and RMB872
 in 1998 and 1997, respectively                                    (4,633)           (560)        (6,192)
Interest income, including amounts from
 related parties of RMB3,096 and
 RMB3,648 in 1998 and 1997, respectively                            3,325             402          4,088
Other income                                                          603              73            234
Foreign exchange gain (loss)                                           23               3           (700)
                                                              -----------     -----------    -----------

Income before income taxes                                          3,912             472          2,795
Income taxes                                           14          (1,585)           (191)            (9)
                                                              -----------     -----------    -----------

                                                                    2,327             281          2,786

Minority interests                                                 (1,565)           (189)        (1,675)

Equity in earnings of equity investee                                  13               2             34
                                                              -----------     -----------    -----------

Net income                                                            775     $        94          1,145
                                                              ===========     ===========    ===========


Basic and diluted earnings per share                  3(i)           0.06     $      0.01           0.10
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


-----------------------------------------------------------------------------------------------------------------------
                                       OVM INTERNATIONAL HOLDING COPRORATION
-----------------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                     (Amounts in thousands except share data)


                                                                           1998                     1997
                                                                           ----                     ----
                                                                      RMB             US$            RMB
                                                                      ---             ---            ---

Cash flows from operating activities:
  Net income                                                          775     $        94          1,145
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Minority interests                                             1,565             189          1,675
     Equity in earnings of equity investee                            (13)             (2)            34
     Depreciation                                                   2,145             259          2,104
     Amortization                                                     251              30            251
  Decrease (increase) in assets:
     Accounts receivable                                           49,938           6,031         (8,747)
     Inventories                                                    6,654             804          1,235
     Prepayments, deposits and other receivables                   (1,460)           (176)        (3,072)
     Due from related parties                                       8,843           1,068         12,337
     Deferred assets                                               (3,146)           (380)             -
     Staff housing loans                                             (973)           (118)             -
     Receivable from equity investee                                 (673)            (81)             -
  Increase (decrease) in liabilities:
     Accounts payable                                             (34,404)         (4,155)        (7,580)
     Advance payments by customers                                 (1,098)           (133)          (842)
     Other payables and accrued liabilities                        (6,317)           (763)          (615)
     Due to related parties                                           539              65         (3,524)
     Taxes payable                                                   (177)            (21)         1,536
                                                              -----------     -----------    -----------

Net cash provided by (used in) operating activities                22,449           2,711         (4,063)
                                                              -----------     -----------    -----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment                 (4,082)           (493)        (4,467)
  Purchase of investment                                           (3,230)           (390)             -
  Investment in newly formed subsidiary                            (6,257)           (756)             -
                                                              -----------     -----------    -----------

Net cash used in investing activities                             (13,569)         (1,639)        (4,467)
                                                              -----------     -----------    -----------

Cash flows from financing activities:
  Increase in notes payable                                        15,910           1,921         11,000
  Repayment of notes payable                                      (12,960)         (1,565)       (11,004)
  Repayment of long term related party loan                          (312)            (38)           (61)
  Other                                                                 -               -             25
                                                              -----------     -----------    -----------

Net cash provided by (used in) financing activities                 2,638             318            (40)
                                                              -----------     -----------    -----------

Net increase (decrease) in cash and cash equivalents               11,518           1,390         (8,570)
Exchange difference                                                   (55)             (3)             -
Cash and cash equivalents at beginning of year                     13,956           1,683         22,526
                                                              -----------     -----------    -----------

Cash and cash equivalents at end of year                           25,419     $     3,070         13,956
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

                  During 1998, the JV acquired 69.3% of a newly formed entity, Liuzhou OVM Prestress Construction Company Limited ("OVM
         Prestress"), which was incorporated in the PRC. The remaining interests of OVM Prestress are held by an affiliate of the JV Partner (20%) and a third party (10.7%) in the PRC. OVM Prestress is principally engaged in the provision of engineering services for prestress construction projects.



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



9.       Intangible assets

                                                                  RMB
                                                                  ---

         Goodwill                                               4,027
         Proprietary technology and trademarks, at cost         3,480
         Accumulated amortization                              (1,004)
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

                  Interest on bank loans was incurred at the weighted average rate of 8.4% per annum as of December 31, 1998 (December 31, 1997
         = 12.1%).



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

                  OVM Prestress was formed in 1998 and is subject to business tax of 3% on sales and national and local income tax of 33%.

                  A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:


                                                                                     1998            1997
                                                                                      RMB             RMB
                                                                                      ---             ---
                  Statutory income tax                                                33%             33%

                  Computed expected tax expense                                     1,291            922
                  Impact of tax holiday of the JV                                    (514)        (2,377)
                  Item which gives rise to no tax benefit:
                     Net loss of the Company and ODL                                  638          1,014
                  Others                                                              170            450
                                                                                ---------      ---------

                  Taxation charges for the year                                     1,585              9
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

                                                             1998         1997
                                                              RMB          RMB
                                                              ---          ---
                  Sales of raw materials                   24,960        4,391
                  Sales of finished goods                     663        3,247
                  Interest income                           2,941        1,351
                  Rental income from leasing of plant
                   and machinery                                -          684
                  Rental expense for leasing of land
                   and buildings, plant and machinery
                   and motor vehicles                      (2,553)      (2,590)
                  Purchases of raw materials              (19,250)      (7,378)
                  Sub-contracting charges                  (7,312)     (14,094)
                  Interest expense                           (553)        (872)
                  Purchases of finished goods              (5,960)           -


                  In addition, the Company had transactions with affiliates of the JV Partner, as summarized below:

                                                             1998         1997
                                                              RMB          RMB
                                                              ---          ---

                  Sales of raw materials                      924            -
                  Sales of finished goods                     623            -
                  Interest income                             155        2,297
                  Rental expense for leasing of plant
                   and machinery                             (824)        (816)
                  Sub-contracting charges                    (541)           -
                  Interest expense                             (2)           -
                  Purchases of raw materials                    -       (5,437)

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
                                                                         ------
                                                                          2,770
                                                                         ======

                  All balances with related parties are unsecured and repayable on demand except for the long term loan from the JV Partner which is repayable in annual instalments calculated at 0.6% of the gross sales before VAT of each year commencing January 1, 1997 and has been discounted at an effective annual interest rate of 12.6%. Prior to January 1, 1997, all the balances with related parties were interest-free. Effective January 1, 1997, these balances, except for the above-mentioned long term loan, bear interest at the average bank borrowing rates. The weighted average interest rate as of December 31, 1998 and 1997 was 8.4% and 12.1% per annum respectively.

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
                                                          =======    =======


                  During 1998, the JV acquired a 69.3% interest in OVM Prestress, a newly formed entity, for RMB6,930. The assets and liabilities acquired were:

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

                  Rental expenses under operating leases for the years ended December 31, 1998 and 1997 amounted to RMB3,495 and RMB300 respectively.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS                     DESCRIPTION
-------                     -----------
10.18             Supplementary Agreement on the Leasing of Land, Buildings and
                  Motor Vehicles

10.19 Agreement and Supplementary Agreement Concerning the Leasing of Production Equipment, Office Equipment and Motor Vehicles

21                Subsidiaries of the Registrant

27                Financial Data Schedule