Form 10QSB
period 1999-03-31
OVM INTERNATIONAL HOLDING CORP
filed 1999-05-19
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 1999

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

                                 (509) 744-8590
                (Issuer's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

(1)   Yes    X        No                          (2)      Yes   X      No
            ---           ---                                   ---         ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of May 14, 1999.

Traditional Small Business Disclosure Format:     Yes    [ ]     No     [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
             (Amounts in thousands, except share and per share data)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                    1999           1998            1999
                                                    ----           ----            ----
                                                     RMB            RMB             US$

NET SALES                                          35,783         28,495           4,321

COST OF SALES                                     (19,163)       (17,259)         (2,314)
                                               ----------     ----------      ----------
GROSS PROFIT                                       16,620         11,236           2,007

SELLING AND ADMINISTRATIVE EXPENSES               (11,641)        (8,919)         (1,406)

INTEREST EXPENSES                                    (943)          (958)           (113)

INTEREST INCOME                                        85          1,034              10

OTHER INCOME                                          397            398              48
                                               ----------     ----------      ----------
INCOME BEFORE INCOME TAXES                          4,518          2,791             546

INCOME TAXES                                         (744)          (626)            (90)
                                               ----------     ----------      ----------
                                                    3,774          2,165             456

MINORITY INTERESTS                                 (1,260)        (1,101)           (152)
                                               ----------     ----------      ----------
                                                    2,514          1,064             304

EQUITY IN EARNINGS OF EQUITY INVESTEE                  35              5               4
                                               ----------     ----------      ----------
NET INCOME                                          2,549          1,069             308
                                               ==========     ==========      ==========

BASIC AND DILUTED EARNINGS PER SHARE                 0.21           0.09            0.03
                                               ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                         12,050,000     12,050,000      12,050,000
                                               ==========     ==========      ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                             (Amounts in thousands)

                                                         March 31,      December 31,       March 31,
                                                         ---------      ------------       ---------
                                                            1999            1998              1999
                                                            ----            ----              ----
                                                            RMB              RMB              US$
                                               Notes    (Unaudited)        (Note)         (Unaudited)
                                               -----    -----------        ------         -----------
ASSETS
Current assets:
  Cash and bank balances                                  20,637           25,419             2,492
  Accounts receivable                                     49,653           53,715             5,997
  Inventories                                    2        36,664           32,316             4,428
  Prepayments, deposits and other                         17,040           15,504             2,058
receivables
  Due from related parties                                36,399           31,198             4,396
                                                         -------       ----------        ----------
Total current assets                                     160,393          158,152            19,371

Property, machinery and equipment, net           3        21,442           21,302             2,590
Accounts receivable, non current                          10,125           10,125             1,223
Investments                                                8,908            8,873             1,076
Other assets:
  Deferred asset                                           4,919            4,979               594
  Staff housing loans                                      2,296            2,391               277
  Intangible assets                                        6,440            6,503               778
                                                         -------       ----------        ----------
Total assets                                             214,523          212,325            25,909
                                                         =======       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                           35,860           36,860             4,331
  Accounts payable                                        34,526           36,262             4,170
  Advance payments by customers                           14,706           12,171             1,776
  Other payables and accrued liabilities                  14,844           16,762             1,793
  Due to related parties                                   1,780            2,770               215
  Taxes payable                                           13,316           12,366             1,608
                                                         -------       ----------        ----------
Total current liabilities                                115,032          117,191            13,893
Long term related party loan                               3,617            3,069               437
Other long term debt                                       1,050            1,050               127
                                                         -------       ----------        ----------
Total liabilities                                        119,699          121,310            14,457
                                                         -------       ----------        ----------

Minority interests in consolidated subsidiaries           32,398           31,138             3,913
                                                         -------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
    value of US$0.0001 authorized; 12,050,000 shares,
    Issued and outstanding                                    10               10                 1
Additional paid-in capital                                30,795           30,795             3,719
Retained earnings                                         31,587           29,038             3,815
Accumulated other comprehensive income                        34               34                 4
                                                         -------       ----------        ----------
Total shareholders' equity                                62,426           59,877             7,539
                                                         -------       ----------        ----------

Total liabilities and shareholders' equity               214,523          212,325            25,909
                                                         =======       ==========        ==========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             (Amounts in thousands)

                                                                       Accumulated
                                           Additional                        Other
                               Common         Paid-in    Retained    Comprehensive
                                Stock         Capital    Earnings           Income     Total
                                -----         -------    --------           ------     -----
                                  RMB             RMB         RMB              RMB       RMB

Balance at January 1, 1999         10          30,795      29,038               34    59,877

Comprehensive income:
  Net income for the period         -               -       2,549                -     2,549
                               ------      ----------    --------       ----------    ------
Balance at March 31, 1999,         10          30,795      31,587               34    62,426
                               ======      ==========    ========       ==========    ======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THEREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                            1999            1998            1999
                                                            ----            ----            ----
                                                            RMB              RMB             US$
Cash flows from operating activities:
  Net income                                                2,549            1,069          308
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                    1,260            1,101          152
      Equity in earnings of equity investee                   (35)              (5)          (4)
      Depreciation                                            692            1,803           84
      Amortization                                             63               65            8
    Decrease/(increase) in assets:
      Accounts receivable                                   4,062            7,504          491
      Inventories                                          (4,348)          (2,976)        (525)
      Prepayments, deposits and other receivables          (1,536)          (8,323)        (186)
      Due from related parties                             (5,201)          (5,527)        (628)
      Deferred asset                                           60            1,158            7
      Staff housing loans                                      95                -           11
    Increase/(decrease) in liabilities:
      Accounts payable                                     (1,736)            (994)        (210)
      Advance payments by customers                         2,535            1,681          306
      Other payables and accrued liabilities               (1,918)            3,405        (232)
      Due to related parties                                 (990)           4,455         (120)
      Taxes payable                                           950              297          115
                                                       ----------       ----------   ----------
Net cash provided by/(used in) operating activities        (3,498)           4,713         (423)
                                                       ----------       ----------   ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment           (835)          (2,065)        (100)
  Disposal of property, machinery and equipment                 3                -            -
                                                       ----------       ----------   ----------
Net cash used in financing activities                        (832)          (2,065)        (100)
                                                       ----------       ----------   ----------

Cash flows from financing activities:
  Repayments of notes payable                              (1,000)               -         (121)
  Increase of long term related party loan                    548              476           66
                                                       ----------       ----------   ----------
Net cash provided by/(used in) financing activities         (452)              476         (55)
                                                       ----------       ----------   ----------

Net increase/(decrease) in cash and cash equivalent        (4,782)           3,124         (578)
Cash and cash equivalent, at beginning of period           25,419           13,956        3,070
                                                       ----------       ----------   ----------
Cash and cash equivalent, at end of period                 20,637           17,080        2,492
                                                       ==========       ==========   ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 1999. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                         March 31,         December 31,
                                                                         ---------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         Raw materials                                                      13,391               13,320
         Work in progress                                                    7,752                9,253
         Finished goods                                                     15,521                9,743
                                                                        ----------           ----------
                                                                            36,664               32,316
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                         ---------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         At cost:
           Buildings                                                         4,221                4,221
           Plant and machinery                                              26,793               25,961
                                                                        ----------           ----------
                                                                            31,014               30,182
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                         1,375                1,324
           Plant and machinery                                               8,197                7,556
                                                                        ----------           ----------
                                                                             9,572                8,880
                                                                        ----------           ----------
         Property, machinery and equipment, net                             21,442               21,302
                                                                        ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         NET SALES AND GROSS PROFIT. Net sales for the first quarter of fiscal 1999 increased by RMB7,288,000 (US$880,000) or 25.6% to approximately RMB35,783,000 (US$4,321,000), compared to approximately RMB28,495,000
(US$3,441,000) for the corresponding period in 1998.

         Gross profits increased by RMB5,384,000 (US$650,000) or 47.9% to RMB16,620,000 (US$2,007,000) for the first quarter of fiscal 1999 compared to RMB11,236,000 (US$1,357,000) in the corresponding period of the prior year.

         The increase in net sales was partially attributable to the net sales of a new subsidiary company which was acquired in 1998. In addition, in anticipation of the gradual upturn of the business environment in the PRC, the Company also suspended the price-cutting policy which was adopted in 1998. This has caused the improvement in the Company's net sales and gross profit.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB2,722,000 (US$329,000) or 30.5% to RMB11,641,000
(US$1,406,000) for first quarter of fiscal 1999 as compared to RMB8,919,000 (US$1,077,000) in the corresponding period in 1998. The increase was attributable to the consolidation of selling and administrative expenses of the new subsidiary company which was acquired in 1998 and the increase in the Company's net sales.

         INTEREST INCOME/EXPENSES. Interest expenses for the first quarter of fiscal 1999 was comparable to that of the corresponding period in the prior year. Interest income deceased significantly from RMB1,034,000 (US$125,000) for the first quarter of fiscal 1998 to RMB85,000 (US$10,000) for the corresponding period of fiscal 1999. The decrease was due to the lack of interest income on amounts due from related parties

         OTHER INCOME Other income for the first quarter of fiscal 1999 was comparable to that of the corresponding period of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB45,361,000 (US$5,478,000) as of March 31, 1999 compared to RMB40,961,000 (US$4,947,000) as of December 31, 1998. Net cash used in operating activities for the three months ended March 31, 1999 was RMB3,498,000 (US$423,000) as compared to net cash provided by operating activities of RMB4,713,000 (US$569,000) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1998. The Company believes that internally generated funds together with available bank credits, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

YEAR 2000 ISSUE

         As is more fully described in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998, the Company is modifying or replacing its software as well as hardware to ensure year 2000 compliance. The Company believes that the costs directly associated with the year 2000 issue will be less than US$20,000 and that all required upgrades and replacements will be completed prior to the end of the third quarter of 1999.

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

         Any failure of the software or systems of suppliers, customers, financial institutions or other third parties with which the Company or its subsidiaries conducts business to address their year 2000 issues could impair the Company's ability to conduct normal operations. Because the Company is still evaluating the status of the systems of the third parties with which the Company and its subsidiaries conduct business, management has not yet developed a comprehensive contingency plan and is unable to identify "the most reasonably likely worst case scenario" at this time. As management identifies significant risks related to these issues, management will develop appropriate contingency plans.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended March 31, 1999, the Company filed one current Report on Form 8-K. On March 29, 1999, the Company filed a Report on Form 8-K dated February 10, 1999, which reported, in Item 4, the changes in the Company's certifying accountant. No financial statements were filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OVM INTERNATIONAL HOLDING CORP.





May 19, 1999                         By:/s/ Ching Lung Po
                                        ----------------------------------
                                        Ching Lung Po, President



                                     By:/s/ Deng Xiao Qiong
                                        -----------------------------------
                                        Deng Xiao Qiong, Principal Financial
                                        and Accounting Officer