Form 10QSB
period 1999-06-30
OVM INTERNATIONAL HOLDING CORP
filed 1999-08-13
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of August 13, 1999.

Traditional Small Business Disclosure Format:    Yes      [   ]    No       [x]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             (Amounts in thousands, except share and per share data)


                                 Three Months Ended June 30,      Six Months Ended June 30,
                                 ---------------------------      -------------------------
                                 1999       1998       1999       1999      1998      1999
                                 ----       ----       ----       ----      ----      ----
                                  RMB        RMB        US$       RMB       RMB        US$
NET SALES                       45,065     46,731      5,443     80,848     75,226      9,764

COST OF SALES                  (25,808)   (36,435)    (3,117)   (44,971)   (53,694)    (5,431)
                            ---------- ---------- ---------- ---------- ---------- ----------
GROSS PROFIT                    19,257     10,296      2,326     35,877     21,532      4,333

SELLING AND ADMINISTRATIVE
  EXPENSES                     (12,145)   (10,440)    (1,467)   (23,786)   (19,359)    (2,873)

INTEREST EXPENSES                 (947)    (1,644)      (114)    (1,890)    (2,676)      (228)

INTEREST INCOME                     45        280          5        130      1,388         16

OTHER INCOME                       256        319         31        653        717         79
                            ---------- ---------- ---------- ---------- ---------- ----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                          6,466     (1,189)       781     10,984      1,602      1,327

INCOME TAXES                    (1,066)      (229)      (129)    (1,810)      (855)      (219)
                            ---------- ---------- ---------- ---------- ---------- ----------
                                 5,400     (1,418)       652      9,174        747      1,108

MINORITY INTERESTS              (1,802)       515       (218)    (3,062)      (586)      (370)
                            ---------- ---------- ---------- ---------- ---------- ----------
                                 3,598       (903)       434      6,112        161        738

EQUITY IN EARNINGS/(LOSS) OF
  EQUITY INVESTEE                   82         (4)        10        117          1         14
                            ---------- ---------- ---------- ---------- ---------- ----------
NET INCOME/(LOSS)                3,680       (907)       444      6,229        162        752
                            ========== ========== ========== ========== ========== ==========

BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE                0.31      (0.08)      0.04       0.52       0.01       0.06
                            ========== ========== ========== ========== ========== ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING      12,050,000 12,050,000 12,050,000 12,050,000 12,050,000 12,050,000
                            ========== ========== ========== ========== ========== ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                             (Amounts in thousands)

                                                          June 30,      December 31,        June 30,
                                                            1999            1998              1999
                                                            RMB              RMB              US$
                                               Notes    (Unaudited)        (Note)         (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                       30,357           25,419             3,666
  Accounts receivable                                          35,341           53,715             4,268
  Inventories                                    2             38,968           32,316             4,706
  Prepayments, deposits and other                              15,725           15,504             1,899
    receivables
  Due from related parties                                     43,042           31,198             5,199
                                                           ----------       ----------        ----------
Total current assets                                          163,433          158,152            19,738

Property, machinery and equipment, net           3             21,064           21,302             2,544
Accounts receivable, non current                               11,187           10,125             1,351
Investments                                                     8,801            8,873             1,063
Other assets:
  Deferred asset                                                4,304            4,979               520
  Staff housing loans                                           2,395            2,391               289
  Intangible assets                                             6,378            6,503               770
                                                           ----------       ----------        ----------
Total assets                                                  217,562          212,325            26,275
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                34,860           36,860             4,210
  Accounts payable                                             30,015           36,262             3,625
  Advance payments by customers                                20,895           12,171             2,524
  Other payables and accrued liabilities                       15,040           16,762             1,816
  Due to related parties                                          111            2,770                13
  Taxes payable                                                11,928           12,366             1,441
                                                           ----------       ----------        ----------
Total current liabilities                                     112,849          117,191            13,629
Long term related party loan                                    3,357            3,069               405
Other long term debt                                            1,050            1,050               127
                                                           ----------       ----------        ----------
Total liabilities                                             117,256          121,310            14,161
                                                           ----------       ----------        ----------

Minority interests in consolidated subsidiaries                34,200           31,138             4,131
                                                           ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of
    US$0.0001 authorized; 12,050,000 shares,
    Issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Retained earnings                                              35,267           29,038             4,259
Accumulated other comprehensive income                             34               34                 4
                                                           ----------       ----------        ----------
Total shareholders' equity                                     66,106           59,877             7,983
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    217,562          212,325            26,275
                                                           ==========       ==========        ==========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (Amounts in thousands)




                                                                              Accumulated
                                                                                    Other
                                    Common      Additional       Retained   Comprehensive
                                     Stock         Paid-in       Earnings          Income          Total
                                                   Capital
                                       RMB             RMB            RMB             RMB            RMB
Balance at January 1, 1999              10          30,795         29,038              34         59,877

Comprehensive income:
  Net income for the                     -               -          6,229               -          6,229
period
                                ----------      ----------     ----------      ----------     ----------
Balance at June 30, 1999,               10          30,795         35,267              34         66,106
                                ==========      ==========     ==========      ==========     ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in thousands)

                                                                     Six months ended March 31,
                                                            1999            1998                  1999
                                                            RMB              RMB                   US$
Cash flows from operating activities:
  Net income                                                    6,229              162               752
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                        3,062              586               370
      Equity in earnings of equity investee                      (117)              (1)              (14)
      Depreciation                                              1,369              775               165
      Loss on disposal of property, machinery and                   3                -                 -
        equipment
      Amortization                                                125              125                15
    Decrease/(increase) in assets:
      Accounts receivable                                      17,312           11,389             2,090
      Inventories                                              (6,652)          (2,940)             (803)
      Prepayments, deposits and other receivables                (221)          (8,236)              (27)
      Due from related parties                                (11,844)          (1,992)           (1,431)
      Deferred asset                                              675            1,158                82
      Staff housing loans                                          (4)               -                 -
      Receivable from equity investee                             189                -                23
    Increase/(decrease) in liabilities:
      Accounts payable                                         (6,247)          (2,503)             (754)
      Advance payments by customers                             8,724            4,274             1,054
      Other payables and accrued liabilities                   (1,722)           1,440              (208)
      Due to related parties                                   (2,659)           7,344              (321)
      Taxes payable                                              (438)            (728)              (53)
                                                           ----------       ----------        ----------
Net cash provided by operating activities                       7,784           10,853               940
                                                           ----------       ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment             (1,141)          (1,111)             (138)
  Disposal of property, machinery and equipment                     7                -                 1
                                                           ----------       ----------        ----------
Net cash used in financing activities                          (1,134)          (1,111)             (137)
                                                           ----------       ----------        ----------

Cash flows from financing activities:
  Repayments of notes payable                                  (2,000)          (1,000)             (242)
  Increase of long term related party loan                        288              200                35
                                                           ----------       ----------        ----------
Net cash used in financing activities                          (1,712)            (800)             (207)
                                                           ----------       ----------        ----------

Net increase in cash and cash equivalent                        4,938            8,942               596
Cash and cash equivalent, at beginning of period               25,419           13,956             3,070
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     30,357           22,898             3,666
                                                           ==========       ==========        ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 1999. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                          June 30,         December 31,
                                                                              1999                 1998
                                                                               RMB                  RMB
         Raw materials                                                      11,860               13,320
         Work in progress                                                    3,985                9,253
         Finished goods                                                     23,123                9,743
                                                                        ----------           ----------
                                                                            38,968               32,316
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                          June 30,         December 31,
                                                                              1999                 1998
                                                                               RMB                  RMB
         At cost:
           Buildings                                                         4,221                4,221
           Plant and machinery                                              27,090               25,961
                                                                        ----------           ----------
                                                                            31,311               30,182
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                         1,425                1,324
           Plant and machinery                                               8,822                7,556
                                                                        ----------           ----------
                                                                            10,247                8,880
                                                                        ----------           ----------
         Property, machinery and equipment, net                             21,064               21,302
                                                                        ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         NET SALES AND GROSS PROFIT. For the first half year of 1999, net sales increased by RMB5,622,000 (US$679,000) or 7.5% to approximately RMB80,848,000 (US$9,764,000), compared to approximately RMB75,226,000 (US$9,085,000) for the corresponding period in 1998.

         Gross profits increased by RMB14,345,000 (US$1,732,000) or 66.6% to RMB35,877,000 (US$4,333,000) for the six months ended June 30, 1999 compared to RMB21,532,000 (US$2,600,000) in the corresponding period of the prior year.

         The increase in net sales was partially attributable to the net sales contributed from a new subsidiary company that was acquired in late 1998. In addition, in anticipation of the gradual recovery of the business environment in the PRC, the Company also suspended the price-cutting policy that was introduced in 1998 in view of the difficult market conditions prevailing at that time. This has caused the improvement in the Company's gross profit margin.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB4,427,000 (US$535,000) or 22.9% to RMB23,786,000
(US$2,873,000) for the six months ended June 30, 1999 as compared to RMB19,359,000 (US$2,338,000) in the corresponding period in 1998. The increase was attributable to the consolidation of the selling and administrative expenses of the new subsidiary company that was acquired in late 1998, the increase in the Company's net sales and the increase in the staff welfare and other related costs..

         INTEREST INCOME/EXPENSES. Interest expenses for the six months ended June 30, 1999 decreased by RMB786,000 (US$95,000) or 29.4% to RMB1,890,000
(US$228,000) as compared to RMB2,676,000 (US$323,000) in the corresponding period of the prior year. The decrease in interest expenses in the six month period ended June 30, 1999 was due to the decrease in the average bank borrowing rates during the current period. Interest income deceased significantly from RMB1,388,000 (US$168,000) for the six months ended June 30, 1998 to RMB130,000 (US$16,000) for the corresponding period of fiscal 1999. The decrease was due to the lack of interest income on amounts due from related parties.

         OTHER INCOME. Other income for the first half year of 1999 decreased by RMB64,000 (US$8,000) or 8.9% to RMB653,000 (US$79,000) from RMB717,000
(US$87,000) for the corresponding period of fiscal 1998. The decrease was mainly due to the reclassification of sales of scrapped raw materials to net sales in fiscal 1999.

         NET INCOME. Net income for the first half of 1999 increased by RMB6,067,000 (US$733,000) or 3,700% to RMB6,229,000 (US$752,000) from RMB162,000
(US$20,000) for the corresponding period of fiscal 1998. The increase was the results of improved macroeconomic conditions in the PRC as well as the suspension of price-cutting policy that was implemented by the Company in early 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES AND GROSS PROFIT. Net sales for the second quarter of fiscal 1999 was comparable to that of the corresponding period in 1998.

         Gross profits increased by RMB8,961,000 (US$1,082,000) or 87.0% to RMB19,257,000 (US$2,326,000) for the second quarter of fiscal 1999 compared to RMB10,296,000 (US$1,243,000) in the corresponding period of the prior year.

         In anticipation of the gradual recovery of the business environment in the PRC, the Company suspended the price-cutting policy that was adopted in 1998. This has caused the improvement in the Company's gross profit.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB1,705,000 (US$206,000) or 16.3% to RMB12,145,000
(US$1,467,000) for the second quarter of fiscal 1999 as compared to RMB10,440,000 (US$1,261,000) in the corresponding period in 1998. The increase was attributable to the consolidation of selling and administrative expenses of the new subsidiary company that was acquired in 1998 and the increase in staff welfare and other related costs.

         INTEREST INCOME/EXPENSES. Interest expenses for the second quarter of fiscal 1999 decreased by RMB697,000 (US$84,000) or 42.4% to RMB947,000
(US$114,000) as compared to RMB1,644,000 (US$199,000) in the corresponding period of the prior year. The decrease in interest expenses in the second quarter of fiscal 1999 was due to the decrease in the average bank borrowing rates and the outstanding bank loan balances. Interest income deceased significantly from RMB280,000 (US$34,000) for the second quarter of fiscal 1998 compared to RMB45,000 (US$5,000) for the corresponding period of fiscal 1999. The decrease was due to the lack of interest income on amounts due from related parties.

         OTHER INCOME Other income for the second quarter of 1999 decreased by RMB63,000 (US$8,000) or 19.7% to RMB256,000 (US$31,000) from RMB319,000
(US$39,000) for the corresponding period of fiscal 1998. The decrease was mainly due to the reclassification of sales of scrapped raw materials to net sales in fiscal 1999.

         NET INCOME. Net income for the second quarter of 1999 increased by RMB4,587,000 (US$554,000) from a net loss of RMB907,000 (US$110,000) for the second quarter of 1998 to a net income of RMB3,680,000 (US$444,000) for the second quarter of 1999. The increase was the results of improved macroeconomic conditions in the PRC as well as the suspension of price-cutting policy that was implemented by the Company in early 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB50,584,000 (US$6,109,000) as of June 30, 1999 compared to RMB40,961,000 (US$4,947,000) as of December 31, 1998. Net cash provided by operating activities for the six months ended June 30, 1999 was RMB7,784,000 (US$940,000) as compared to RMB10,853,000 (US$1,311,000) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended June 30, 1999, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OVM INTERNATIONAL HOLDING CORP.





August 13, 1999                     By:/s/ Ching Lung Po
                                       ----------------------------------
                                       Ching Lung Po, President



                                    By:/s/ Deng Xiao Qiong
                                       -----------------------------------
                                       Deng Xiao Qiong, Principal Financial
                                       and Accounting Officer