Form 10QSB
period 1999-09-30
OVM INTERNATIONAL HOLDING CORP
filed 1999-11-10
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 1999
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of November 10, 1999.

Traditional Small Business Disclosure Format:  Yes      [   ]    No       [X]


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             (Amounts in thousands, except share and per share data)


                               Three Months Ended September 30,     Nine Months Ended September 30,
                               --------------------------------     -------------------------------
                                   1999       1998       1999          1999      1998       1999
                                   ----       ----       ----          ----      ----       ----
                                    RMB        RMB        US$           RMB       RMB        US$
NET SALES                        46,519      49,155       5,618     127,367     124,381      15,382

COST OF SALES                   (30,330)    (38,730)     (3,663)    (75,301)    (92,424)     (9,094)
                             ----------  ----------  ----------  ----------  ----------  ----------
GROSS PROFIT                     16,189      10,425       1,955      52,066      31,957       6,288

SELLING AND ADMINISTRATIVE
  EXPENSES                      (11,270)    (11,656)     (1,361)    (35,056)    (31,015)     (4,234)

INTEREST EXPENSES                  (744)     (1,194)        (90)     (2,634)     (3,870)       (318)

INTEREST INCOME                      76         933           9         206       2,321          25

OTHER INCOME                        211       1,566          26         864       2,283         104
                             ----------  ----------  ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES        4,462          74         539      15,446       1,676       1,865

INCOME TAXES                       (290)        202         (35)     (2,100)       (653)       (253)
                             ----------  ----------  ----------  ----------  ----------  ----------
                                  4,172         276         504      13,346       1,023       1,612

MINORITY INTERESTS               (1,368)       (244)       (165)     (4,430)       (830)       (535)
                             ----------  ----------  ----------  ----------  ----------  ----------
                                  2,804          32         339       8,916         193       1,077

EQUITY IN EARNINGS OF EQUITY
  INVESTEE                            3          17           -         120          18          14
                             ----------  ----------  ----------  ----------  ----------  ----------
NET INCOME                        2,807          49         339       9,036         211       1,091
                             ==========  ==========  ==========  ==========  ==========  ==========

BASIC AND DILUTED EARNINGS
  PER SHARE                       0.233       0.004       0.028       0.750       0.018       0.091
                             ==========  ==========  ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING       12,050,000  12,050,000  12,050,000  12,050,000  12,050,000  12,050,000
                             ==========  ==========  ==========  ==========  ==========  ==========


See notes to condensed consolidated financial statements.


                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                             (Amounts in thousands)

                                                        September 30,     December 31,     September 30,
                                                                 1999             1998              1999
                                                        -------------     ------------     -------------
                                                                  RMB              RMB               US$
                                               Notes      (Unaudited)           (Note)       (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                       28,932           25,419             3,494
  Accounts receivable                                          30,851           53,715             3,726
  Inventories                                    2             41,512           32,316             5,014
  Prepayments, deposits and other receivables                  15,890           15,504             1,919
  Due from related parties                                     43,451           31,198             5,247
                                                           ----------       ----------        ----------
Total current assets                                          160,636          158,152            19,400

Property, machinery and equipment, net           3             21,883           21,302             2,643
Accounts receivable, non current                               11,187           10,125             1,351
Investments                                                     7,965            8,873               962
Other assets:
  Deferred asset                                                4,245            4,979               513
  Staff housing loans                                           2,454            2,391               296
  Intangible assets                                             6,316            6,503               763
                                                           ----------       ----------        ----------
Total assets                                                  214,686          212,325            25,928
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                27,000           36,860             3,261
  Accounts payable                                             30,997           36,262             3,744
  Advance payments by customers                                19,930           12,171             2,407
  Other payables and accrued liabilities                       15,291           16,762             1,847
  Due to related parties                                          426            2,770                51
  Taxes payable                                                12,122           12,366             1,464
                                                           ----------       ----------        ----------
Total current liabilities                                     105,766          117,191            12,774
Long term related party loan                                    3,089            3,069               373
Other long term debt                                            1,350            1,050               163
                                                           ----------       ----------        ----------
Total liabilities                                             110,205          121,310            13,310
                                                           ----------       ----------        ----------

Minority interests in consolidated subsidiaries                35,568           31,138             4,296
                                                           ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of
    US$0.0001 authorized; 12,050,000 shares,
    Issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Retained earnings                                              38,074           29,038             4,598
Accumulated other comprehensive income                             34               34                 4
                                                           ----------       ----------        ----------
Total shareholders' equity                                     68,913           59,877             8,322
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    214,686          212,325            25,928
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


                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (Amounts in thousands)





                                                                              Accumulated
                                                Additional                          Other
                                    Common         Paid-in       Retained   Comprehensive
                                     Stock         Capital       Earnings          Income          Total
                                ----------      ----------     ----------   -------------     ----------
                                       RMB             RMB            RMB             RMB            RMB
Balance at January 1, 1999              10          30,795         29,038              34         59,877

Comprehensive income:
  Net income for  the period             -               -          9,036               -          9,036
                                ----------      ----------     ----------      ----------     ----------
Balance at September 30, 1999           10          30,795         38,074              34         68,913
                                ==========      ==========     ==========      ==========     ==========


See notes to condensed consolidated financial statements.



                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in thousands)


                                                                      Nine months ended September 30,
                                                                 ---------------------------------------
                                                                 1999             1998              1999
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Cash flows from operating activities:
  Net income                                                    9,036              211             1,091
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Minority interests                                        4,430              830               535
      Equity in earnings of equity investee                      (120)             (18)              (14)
      Depreciation                                              1,946            1,193               235
      Loss on disposal of property, machinery and equipment         3                -                 -
      Amortization                                                187              188                23
    Decrease/(increase) in assets:
      Accounts receivable                                      21,802             (586)            2,633
      Inventories                                              (9,196)           8,682            (1,110)
      Prepayments, deposits and other receivables                (386)         (11,804)              (47)
      Due from related parties                                (12,253)          (2,363)           (1,480)
      Deferred asset                                              734            1,158                89
      Staff housing loans                                         (63)               -                (8)
      Receivable from equity investee                           1,028                -               124
    Increase/(decrease) in liabilities:
      Accounts payable                                         (5,265)           2,338              (636)
      Advance payments by customers                             7,759            4,419               937
      Other payables and accrued liabilities                   (1,471)             206              (178)
      Due to related parties                                   (2,344)           8,974              (283)
      Taxes payable                                              (244)            (955)              (29)
                                                           ----------       ----------        ----------
Net cash provided by operating activities                      15,583           12,473             1,882
                                                           ----------       ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment             (2,537)          (1,855)             (307)
  Disposal of property, machinery and equipment                     7                -                 1
                                                           ----------       ----------        ----------
Net cash used in investing activities                          (2,530)          (1,855)             (306)
                                                           ----------       ----------        ----------

Cash flows from financing activities:
  New bank loans                                                    -            1,900                 -
  Repayments of notes payable                                  (9,860)          (1,000)           (1,190)
  Increase of long term related party loan                         20              (97)                2
  Increase of other long term debt                                300                -                36
                                                           ----------       ----------        ----------
Net cash used in financing activities                          (9,540)             803            (1,152)
                                                           ----------       ----------        ----------

Net increase in cash and cash equivalent                        3,513           11,421               424
Cash and cash equivalent, at beginning of period               25,419           13,956             3,070
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     28,932           25,377             3,494
                                                           ==========       ==========        ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at September 30, 1999. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                     September 30,         December 31,
                                                                     -------------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         Raw materials                                                      12,349               13,320
         Work in progress                                                    6,227                9,253
         Finished goods                                                     22,936                9,743
                                                                        ----------           ----------
                                                                            41,512               32,316
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                     -------------         ------------
                                                                              1999                 1998
                                                                              ----                 ----
                                                                               RMB                  RMB
         At cost:
           Buildings                                                         4,782                4,221
           Plant and machinery                                              27,925               25,961
                                                                        ----------           ----------
                                                                            32,707               30,182
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                         1,476                1,324
           Plant and machinery                                               9,348                7,556
                                                                        ----------           ----------
                                                                            10,824                8,880
                                                                        ----------           ----------
         Property, machinery and equipment, net                             21,883               21,302
                                                                        ==========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES AND GROSS PROFIT. For the nine months ended September 30, 1999, net sales increased by RMB2,986,000 (US$361,000) or 2.4% to approximately RMB127,367,000 (US$15,382,000), compared to approximately RMB124,381,000
(US$15,022,000) for the corresponding period in 1998.

         Gross profits increased by RMB20,109,000 (US$2,429,000) or 62.9% to RMB52,066,000 (US$6,288,000) for the nine months ended September 30, 1999 compared to RMB31,957,000 (US$3,860,000) in the corresponding period of the prior year.

         The increase in net sales was partially attributable to the net sales from a new subsidiary company that was acquired in late 1998. In addition, in anticipation of the gradual recovery of the business environment in the PRC, the Company also suspended the price-cutting policy that was introduced in 1998 in view of the difficult market conditions prevailing at that time. This resulted in an improvement in the Company's gross profit margin.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by RMB4,041,000 (US$488,000) or 13.0% to RMB35,056,000
(US$4,234,000) for the nine months ended September 30, 1999 as compared to RMB31,015,000 (US$3,746,000) in the corresponding period in 1998. The increase was attributable to the consolidation of the selling and administrative expenses of the new subsidiary company that was acquired in late 1998, the increase in the Company's net sales and the increase in the staff welfare and other related costs..

         INTEREST INCOME/EXPENSES. Interest expenses for the nine months ended September 30, 1999 decreased by RMB1,236,000 (US$149,000) or 31.9% to
RMB2,634,000 (US$318,000) as compared to RMB3,870,000 (US$467,000) in the corresponding period of the prior year. The decrease in interest expenses in the nine month period ended September 30, 1999 was due to the decrease in the average bank borrowing rates and the outstanding notes payable during the current period. Interest income deceased significantly from RMB2,321,000 (US$280,000) for the nine months ended September 30, 1998 to RMB206,000 (US$25,000) for the corresponding period of fiscal 1999. The decrease was due to no interest charge on amounts due from related parties in the current period.

         OTHER INCOME. Other income for the nine months ended September 30, 1999 decreased by RMB1,419,000 (US$171,000) or 62.2% to RMB864,000 (US$104,000) from
RMB2,283,000 (US$276,000) for the corresponding period of fiscal 1998. The decrease was mainly due to the reclassification of sales of scrapped raw materials to net sales in fiscal 1999.

         NET INCOME. Net income for the nine months ended September 30, 1999 increased by RMB8,825,000 (US$1,066,000) or 418% to RMB9,036,000 (US$1,091,000)
from RMB211,000 (US$25,000) for the corresponding period of fiscal 1998. The increase resulted from improved macroeconomic conditions in the PRC as well as suspension of the price-cutting policy that was implemented by the Company in early 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES AND GROSS PROFIT. Net sales for the third quarter of fiscal 1999 decreased by RMB2,636,000 (US$318,000) or 5.3% to RMB46,519,000
(US$5,618,000), compared to RMB49,155,000 (US$5,937,000) for the corresponding period in 1998. The decrease was mainly due to less contracts being completed during the current period.

         Gross profits increased by RMB5,764,000 (US$696,000) or 55.3% to RMB16,189,000 (US$1,955,000) for the third quarter of fiscal 1999 compared to RMB10,425,000 (US$1,259,000) in the corresponding period of the prior year.

         In anticipation of the gradual recovery of the business environment in the PRC, the Company suspended the price-cutting policy that was adopted in 1998. This resulted in an improvement in the Company's gross profit.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the third quarter of fiscal 1999 decreased by RMB386,000 (US$47,000) or 3.3% to RMB11,270,000 (US$1,361,000), compared to RMB11,656,000
(US$1,408,000) for the corresponding period in 1998. The effect of a 5.3% decrease in net sales on the selling and administrative expenses was partly offset by the consolidation of the results of the new subsidiary company that was acquired in late 1998 and the increase in staff welfare and other related costs.

         INTEREST INCOME/EXPENSES. Interest expenses for the third quarter of fiscal 1999 decreased by RMB450,000 (US$54,000) or 37.7% to RMB744,000
(US$90,000) as compared to RMB1,194,000 (US$144,000) in the corresponding period of the prior year. The decrease in interest expenses in the third quarter of fiscal 1999 was due to the decrease in the average bank borrowing rates and the outstanding notes payable. Interest income deceased significantly from RMB933,000 (US$113,000) for the third quarter of fiscal 1998 compared to RMB76,000 (US$9,000) for the corresponding period of fiscal 1999. The decrease was due to no interest charge on amounts due from related parties in the current period.

         OTHER INCOME Other income for the third quarter of 1999 decreased by RMB1,355,000 (US$164,000) or 86.5% to RMB211,000 (US$26,000) from RMB1,566,000
(US$189,000) for the corresponding period of fiscal 1998. The decrease was mainly due to the reclassification of sales of scrapped raw materials to net sales in fiscal 1999.

         NET INCOME. Net income increased significantly from RMB49,000 (US$6,000) for the third quarter of 1998 to RMB2,807,000 (US$339,000) for the corresponding period in 1999. The increase was the results of improved macroeconomic conditions in the PRC.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB54,870,000 (US$6,627,000) as of September 30, 1999 compared to RMB40,961,000 (US$4,947,000)
as of December 31, 1998. Net cash provided by operating activities for the nine months ended September 30, 1999 was RMB15,583,000 (US$1,882,000) as compared to RMB12,473,000 (US$1,506,000) for the corresponding period in 1998. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1998. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

YEAR 2000 ISSUE

         The Company has been addressing the potential risks associated with the year 2000 issue. It has established a program to assess and modify internal information technology ("IT") and non-information technology ("non-IT") operations that are at risk, and further, to evaluate the year 2000 readiness of key third parties with which the Company conducts business.

         For the IT systems, the assessment phase and modification phase, which include software replacements and system upgrades, have been completed. The total cost directly associated with the year 2000 issue was less than US$20,000. The IT systems are being tested for year 2000 compliance and are expected to be completed by the end of 1999. For the non-IT systems, the management has finished the assessment and testing phases and is confident that all key non-IT systems are year 2000 compliance.

         The Company has conducted informal communications with key third parties with which the Company conducts business in order to evaluate the Company's exposure to their year 2000 compliance. To-date, a majority of these third parties have indicated that they are already year 2000 compatible or their year 2000 exposure is limited. However, the Company can give no assurance that all these third parties will not be materially impacted by year 2000 issues. The Company is continuing with follow-up communications with key third parties.

         The Company has developed a contingency plan which would be implemented in the event that any of the Company's effort to address and correct the year 2000 issues are not effective, which include, identifying alternate suppliers, identifying manual methods for continuing operations and purchasing buffer inventories. Even where the Company has developed such a contingency plan, there can be no assurance that the plan will address all problems that may arise or that such plan, if implemented, will operate successfully.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended September 30, 1999, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OVM INTERNATIONAL HOLDING CORP.





November 10, 1999                       By:/s/ Ching Lung Po
                                           ----------------------------------
                                           Ching Lung Po, President



                                        By:/s/ Deng Xiao Qiong
                                           -----------------------------------
                                           Deng Xiao Qiong, Principal Financial
                                           and Accounting Officer