Form 10KSB
period 1999-12-31
OVM INTERNATIONAL HOLDING CORP
filed 2000-05-04
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State registrant's revenues for the year ended December 31, 1999.  $22,737,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2000 computed by reference to the closing bid price of the registrant's Common Stock as reported by THE WALL STREET JOURNAL on that date. $4,689,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 31 2000, was 12,050,000.

Transitional Small Business Disclosure Format (check one):

         Yes               No   X
             -----             ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "US Dollars" or "US$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). OVM International Holding Corporation (the "Company") and OVM Development Limited ("ODL") maintain their accounts in US Dollars and Hong Kong Dollars, respectively. Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM") and Liuzhou OVM Prestress Construction Company Limited (the "Construction Company") maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to US Dollars and from Hong Kong Dollars to US Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to US Dollars or from US dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 1999, which was US$1.00 = Rmb8.28. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into US Dollars or other currencies. Translations from Hong Kong Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 1999, which was US$1.00 = HK$7.77. All foreign exchange transactions take place in the PRC either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or US Dollars amounts referred to herein could be converted into US Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.


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

INTRODUCTION
------------

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

         ODL owns a 70 percent equity interest in Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM"), a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC") on May 10, 1995. The PRC venture partner is Liuzhou Construction Machinery General Factory (the "Factory"), which was a PRC State-owned enterprise. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 known as Liuzhou OVM Joint Stock Company Limited (the "Stock Company"). ODL and the Stock Company are parties to the Articles of Association and Joint Venture Contract dated April 18, 1995 which establishes the basis of their relationship. The joint venture contract is for a 30-year term which may be terminated under certain limited circumstances as agreed upon by the parties. These Articles establish a board of directors consisting of seven persons, a majority of which are designated by ODL. The board of directors has responsibility for all major financial and operations decisions relating to the activities of the venture which require approval of a simple majority of directors (i.e. over 50%), although all major decisions affecting the structure of the joint venture require unanimous approval of the directors. Day-to-day operations of the joint venture are overseen by the general manager and other deputy general managers. The general manager is nominated and appointed by the board of directors of the joint venture. ODL, in addition to providing initial cash contributions to the joint venture, is responsible to assist in the purchase of machinery and equipment outside the PRC, to promote products and assist in obtaining contracts outside the PRC and to assist in certain training, personnel and procurement functions.

         Liuzhou OVM has undertaken substantially all the businesses originally carried out by the Factory since January 1, 1995 which principally include the manufacture, production, sale and distribution of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC. Products include anchorage systems, jacks, electric high-pressure oil pumps, steel cables, direct display sensors, unbonded prestressing tendons and ancillary equipment widely used in the construction industry.

         The Construction Company was incorporated in the PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the Stock Company. During 1998, Liuzhou OVM acquired a 69.3% interest in the Construction Company for consideration of Rmb6,930,000, with the remaining interests being held by an affiliate of the Stock Company (20%) and a third party (10.7%) in the PRC. The Construction Company is principally engaged in the provision of engineering services for prestress construction projects. As used herein, the "Company" refers to OVM International Holding Corporation and includes, unless the context otherwise requires, the current operations of ODL, Liuzhou OVM and the Construction Company.

         The Company's products are distributed throughout the PRC to a diversified customer base, with a small portion being sold overseas. The Company's PRC customers include construction and engineering companies and provincial, municipal and regional construction bureaus across the PRC.

         Until January 1, 2000, the Company's head office and production facilities were located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region ("Guangxi"), with a site area of approximately 60,000 square meters. Long term land use rights for the land and the buildings on which these facilities were situated are held by the Stock Company and leased to Liuzhou OVM. Effective January 1, 2000, Liuzhou Shuangma Electrical Company Limited ("Shuangma"), an unaffiliated third party, has agreed to lease certain land and buildings, located in Liuzhou Municipality, comprising production facilities and structures, to Liuzhou OVM for a term of 25 years effective January 1, 2000 with a total site area of approximately 46,000 square meters.

         Guangxi has substantial mineral resources and is well known as a base of non-ferrous metals such as manganese, tin, arsenic and bentonite. According to China Statistical Yearbook 1999, the regional gross domestic product in Guangxi amounted to approximately Rmb190 billion (US$23 billion), ranking it 16th in the PRC in 1998.

         While the Company's indirect participation in the joint venture originated in 1995, Liuzhou OVM (inclusive of the operations of the Factory) has over 30 years of operating history in manufacturing prestressing equipment and related components. Management believes that Liuzhou OVM is the largest manufacturer of prestressing equipment and related components in the PRC in terms of total sales and profit before taxation for each of the two years ended December 31, 1998 and 1999. Given the quality of Liuzhou OVM's product line, technical and management staff, strong research and development team, after sales and customer support systems, management believes that Liuzhou OVM has established and will continue to maintain a significant competitive position in the PRC prestressing equipment industry.

RECENT CHANGES TO RELATIONSHIP BETWEEN LIUZHOU OVM AND THE STOCK COMPANY

         Historically, the role of the Stock Company in the management of Liuzhou OVM has been minimal. The directors of the Company, with the objective of protecting the Company's interests in Liuzhou OVM and strengthening its management control, have entered various agreements with the Stock Company.

         Modifications to the original joint venture arrangements were entered into by Liuzhou OVM during December 1999 and January 2000. The effects of those modifications, as well as other agreements recently entered into by Liuzhou OVM, are that:

       o the lease covering the head office and production facilities of the joint venture, under which the Stock Company was the lessor, has been terminated effective January 1, 2000;

       o effective January 1, 2000, Liuzhou OVM has entered into a 25 year lease with an unaffiliated third party for production facilities located in Liuzhou Municipality, Guangxi, of which the rental is less than those leased from the Stock Company;

       o an equipment lease between the Stock Company, as lessor, and Liuzhou OVM, as lessee, covering production and office equipment, as well as motor vehicles, has also been terminated;

       o effective January 1, 2000, an unaffiliated third party has agreed to lease certain production and transportation equipment to Liuzhou OVM for a term of 20 years;

       o the Stock Company is permitted to establish its own production facilities, is not prohibited from competing with Liuzhou OVM, and may use the old "OVM" trademark;

       o Liuzhou OVM has agreed to cease using the intangible assets originally acquired from the Stock Company in 1995, including the "OVM" trademark;

       o Liuzhou OVM is in the process of registering a new trademark, "HVM", for marketing its new products, components and services;

       o Liuzhou OVM has sold one-third of its old inventories to the Stock Company at normal selling prices, excluding value added tax at 17%;

       o Liuzhou OVM has agreed to sell certain assets deemed immaterial to its business to the Stock Company;

       o all technology and know-how upon which the existing products manufactured by Liuzhou OVM are based may be used by Liuzhou OVM and the Stock Company;

       o certain noncrucial employees of Liuzhou OVM have ceased to be employed by the joint venture and have become employees of the Stock Company; and

       o ODL and the Stock Company have discussed the possibility of, but no agreements have yet been entered into for, the buy back of the Stock Company's 30% interest in the joint venture. In the event that the Stock Company sells its interest in Liuzhou OVM to ODL, Liuzhou OVM would become a wholly-owned subsidiary of ODL.

         Prior to a formal buy back of the Stock Company's 30% interest in the joint venture, a minority of the board of directors of the joint venture will continue to be appointed by the Stock Company, but they will not be involved in day-to-day operations and management of the joint venture. ODL controls a majority of the board of directors and the appointment of the General Manager and Deputy General Managers of Liuzhou OVM. Accordingly, the Company's directors believe that the trade secrets and other proprietary information of the joint venture will not be compromised by the Stock Company's ability to compete with the joint venture. Management also believes that since its inception, Liuzhou OVM has developed considerable goodwill within the PRC prestressing equipment manufacturing industry, and enjoys a highly favorable reputation for its technical and management staff, research and development team, quality control system, sales network and after sales services. Management anticipates that the goodwill and reputation of Liuzhou OVM will enable it to enjoy continued success, and that the "HVM" mark will become a symbol of quality products and services that will gain widespread acceptance from both existing and new customers.

STRUCTURE

The following diagram depicts the corporate structure of the Company as at December 31, 1999.

                    -----------------------------
                    | OVM International Holding |
                    |   Corporation (Nevada)    |
                    -----------------------------
                                 |
                               100%
                                 |
                    -------------------------------
                    |   OVM Development Limited   |
                    |  (British Virgin Islands)   |
                    -------------------------------
                                 |
                                 |              -------------------------------
                                 |             | Liuzhou OVM Joint Stock      |
                                 |             |  Company Limited (formerly   |
                                 |             |      known as Liuzhou        |
                                 |             |   Construction Machinery     |
                                 |             |  General Factory (People's   |
                                 |             |     Republic of China)       |
                                 |              -------------------------------
                                70%                              |
                                 |                              30%
                                 |                               |
                   -------------------------------               |
                   |   Liuzhou OVM Construction  |               |
                   |  Machinery Company Limited  |---------------
                   |(People's Republic of China) |
                   -------------------------------
                                 |
                                 |
          ------------------------------------------------
          |                                               |
         50%                                            69.3%
          |                                               |
-----------------------                        ------------------------
|   OVM Prestress Co. |                        | Liuzhou OVM Prestress |
|  Pte Ltd. (Republic |                        | Construction Co. Ltd. |
|   of Singapore)     |                        | (People's Republic    |
|                     |                        |   of China)           |
-----------------------                        -------------------------


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


SUMMARY OF BUSINESSES
---------------------

         The Company is principally engaged in the manufacture and sale of prestressing equipment and ancillary products, and the rendering of engineering services for prestress construction projects. Prior to the establishment of Liuzhou OVM in May 1995, which took over the Stock Company's business effective at January 1, 1995, the business was carried out by the Factory (and subsequently the Stock Company, which is the largest manufacturer of prestressing equipment and related components in the PRC).

         The Company supplies a wide range of prestressing equipment and ancillary products which are essential for the production of prestressed concrete and are widely used in infrastructure projects such as highways, railroads, bridges, buildings and power stations. The Company's products include prestressing anchorage, stressing and lifting jacks, electric high-pressure oil pumps, unbonded prestressing strand, stay cable, soil anchor drillers, pipe pullers, steel ducts and ancillary products. The Company's PRC customers include construction and engineering companies, and provincial, municipal and regional construction bureaus throughout the PRC. At present the Company manufactures a range of products which serve various applications including the construction of bridges and buildings, structural strengthening and repairs, anchoring in rock and soil and lifting and sliding of heavy loads. The Company also offers a comprehensive range of professional engineering consulting services including feasibility studies, structural design and construction assistance, as well as the provision of engineering services for prestress construction projects.

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


OVERVIEW OF PRESTRESSED CONCRETE
--------------------------------

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

         The undesirable characteristics of ordinary reinforced concrete and steel have been overcome by the development of prestressed concrete which incorporates steels and concrete of very high strength. The steel, usually in the form of wires or strands, is embedded in the concrete under high tension that is held in equilibrium by compressive stresses in the concrete after hardening.

         A prestressed concrete member can be defined as one in which there have been introduced internal stresses of such magnitude and distribution that the stresses resulting from the given external loading are counteracted to a desired degree. A prestressed concrete member include anchorage, jacks and its ancillary equipment. Concrete is basically a compressive material, with its strength in tension a low and unreliable value. Prestressing applies a precompression to the member which reduces or eliminates undesirable tensile stresses that would otherwise be present. Cracking under service loads can be minimized or even avoided entirely. Deflections may be limited to an acceptable level. In fact, members can be designed to have zero deflection under the combined effects of service load and prestress force. Deflection and crack control, achieved through prestressing, permit the engineer to make use of efficient and economical high strength steels in the form of strands, wires or bars, in conjunction with concrete of much higher strength than normal. Thus prestressing achieves overall improvement in the performance of structural concrete used for ordinary loads and spans, and extends the range of applications far beyond tranditional limits, leading not only to much longer spans than previously thought possible, but permitting innovative new structural forms to be employed.

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


HISTORY AND DEVELOPMENT OF LIUZHOU OVM
--------------------------------------

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

         In 1993, the Factory was granted independent import and export rights by the Ministry of Foreign Trade and Economic Co-operation of the PRC, which entitled the Factory to handle import and export transactions directly without going through various independent import and export corporations. Thereafter, the Factory was actively involved in exploring the overseas prestressing equipment market, and its products have been sold for use in Hong Kong, Macau, Vietnam, Japan, Pakistan, Singapore, Philippines and Taiwan. In the same year, following approval by the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory established Orient Prestress Company Ltd ("Orient"), a joint stock limited liability company, in conjunction with other institutional shareholders which are mainly technical and research institutes in the PRC. Liuzhou OVM is also a shareholder of Orient. The Stock Company, being the successor to the Factory (see below), owns approximately 41% of the equity in Orient and is its largest shareholder.

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

         On May 10, 1995, Liuzhou OVM was established as a Sino-foreign equity joint venture enterprise. Following its establishment, Liuzhou OVM assumed, effective January 1, 1995, certain assets and liabilities together with the business of the Stock Company which related to the manufacture and sale of prestressing equipment and ancillary products and certain ancillary functions including research and development, quality control, sales and marketing, sourcing and other business support functions. The Stock Company retained certain assets and liabilities that were not assumed by Liuzhou OVM, principally consisting of investments in various joint ventures and wholly-owned subsidiaries as well as certain other non-production-related facilities such as welfare facilities, education and training facilities, recreational, catering, heat, water and electricity facilities. The Stock Company also retained certain production-related facilities that were leased to Liuzhou OVM.

PRODUCTS
--------

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

         UNBONDED PRESTRESSING TENDONS. The Company produces two types of unbonded prestressing tendons with single or double layer of plastic sheaths, which are used in the construction of prestressed concrete under the post-tensioning method.

         SCREW THREAD STEEL PIPE FOR PRESTRESSED COMPONENTS. The pipe is made of low carbon steel band, some are zinc coated, and then rolled up spirally. The pipe is used for forming a hole in the prestressed concrete using the post-tensioning method.

         OTHERS. The Company produces machinery and equipment for its site test facilities used in the concrete or rock shear test and rock shear elasticity test in the construction or survey of a dam for a hydraulic power station, and soil anchor driller for drilling holes in various texture of soils and strong decayed rock. In the process of dry drilling, the soil is removed with the blades of the spiral drill. This drilling method is used under good soil conditions where no collapse will occur.


SALES AND MARKETING
-------------------

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 1998 and 1999, respectively.

                                                                         Year Ended December 31
                                                                         ----------------------
                                                              1999                                    1998
                                                              ----                                    ----
                                                                         (Amounts in Thousands)

Product                                       Rmb             US$              %         Rmb             US$              %
-------
OVM anchorage system                          92,181         11,133           49.0       92,483         11,170           54.3
Jack                                          39,509          4,772           21.0       22,151          2,675           13.0
High-pressure oil pump                         4,610            557            2.4        6,113            738            3.6
Cable, tendon and steel wire                  16,969          2,049            9.0       15,198          1,836            8.9
Other equipment and parts                     27,524          3,324           14.6       27,426          3,312           16.1
*Others                                        7,469            902            4.0        6,923            836            4.1
                                             -------        -------          -----      -------        -------          -----

Total                                        188,262         22,737          100.0      170,294         20,567          100.0
                                             =======        =======          =====      =======        =======          =====

*Others include rubber engineering products, corrugation pipes and digital display sensors.

         For each of the two years ended December 31, 1998 and 1999, the largest ten customers of the Company, which are mainly construction and engineering companies and provincial, municipal and regional construction bureaus throughout the PRC, accounted for approximately 13.5% and 22.1%, respectively, of the Company's total sales by value. The largest customer of the Company for each of the two years ended December 31, 1998 and 1999 accounted for approximately 3.8% and 5.2%, respectively, of the Company's total sales by value. No single customer accounted for more than 10% of total sales by volume in 1998 or 1999.

         For each of the two years ended December 31, 1998 and 1999, approximately 97% and 88%, respectively of the Company's total sales was derived from products sold in the PRC with the balance attributable to products exported to overseas customers.

         The Company also sells its products directly to end-users through its in house sales and marketing and after sales staff, consisting of 47 full-time employees. These personnel are responsible for conducting marketing research, training seminars, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection. The Company maintains sales offices in major cities including Liuzhou, Guangzhou, Shanghai, Beijing, Fujian and Wuhan. The Company also maintains overseas offices in Hong Kong and Singapore. The Company's marketing efforts include visits to existing and prospective customers and participation in various exhibitions and trade fairs held in the PRC at which the Company's products are marketed to local and overseas customers.

         The Company has entered into non-exclusive agreements with two agency companies. However, sales through these agency arrangements were not significant and accounted for less than 1% of the Company's total sales for each of the two years ended December 31, 1998 and 1999.

         The Company has been expanding overseas markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan and Vietnam. In 2000, the Company is targeting Philippines and Taiwan for overseas market expansion. A sales team has been dispatched to these countries to promote the Company's products. The export sales accounted for approximately 3% and 12% of the Company's total sales for each of the two years ended December 31, 1998 and 1999, respectively. All export sales are denominated in U.S. dollars. The Company competes with domestic manufacturers mainly on its product quality, after sales services and support. It is the Company's strategy to develop and design new products and production techniques to maintain its competitiveness and market share in the industry.

         As most infrastructure construction projects are capital intensive and extend for a relatively long time, most of the equipment and products manufactured by the Company are sold under fixed price contracts. The production cycle of the Company's products varies from two months to six months. For certain large contracts, customers are usually required to pay a cash deposit (the amount of which differs from customer to customer as each contract is individually negotiated) upon signing of the relevant sales and purchase contracts, with the remaining balance payable after delivery or on-site installation by way of bank collection. All of the contracts concluded with domestic customers are denominated in Renminbi. For export sales, customers are required to pay a deposit of at least 30% upon signing of a sales contract, and the balance is payable after delivery of products by way of telegraphic transfer or bank collection. Depending on the credit standing of the customer and the contract sum involved, the Company generally offers credit terms of up to 90 days to customers.


AFTER SALES SERVICE
-------------------

         The Company's after sales services form an integral part of its operations. The Company offers a wide range of after sales service to customers located both in the PRC and overseas. These services include: providing on-site installation services upon the request of the customer; organizing training seminars in the PRC for customers from time to time regarding the operations and technical attributes of the Company's products; responding to customers' request to modify and assist in the technical operation of the Company's products; processing of inquiries and feedback from customers and prompt provision of parts and components; and conducting visits on a regular basis to customers in order to identify customers' specific needs and level of satisfaction with the Company's products.


RAW MATERIALS AND COMPONENTS
----------------------------

         The major raw materials and components required by the Company include metallurgical products including steel and rubber products such as high-pressure rubber pipes as well as mechanical and electrical components such as bearings and motors. In prior years, all of the raw materials and components used by the Company were sourced from PRC suppliers. For each of the two years ended December 31, 1998 and 1999, the cost of raw materials and components accounted for approximately 62% and 63%, respectively, of the Company's total production costs.

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

         It is the policy of the Company to maintain more than one supplier for certain major materials in order to avoid over reliance on a single source of supply. The Company has long standing relationships with major suppliers and has not experienced any significant difficulties in sourcing raw materials and components. The Company has not entered into any long-term purchase arrangements with any supplier. However, the Company does not anticipate that it will incur significant difficulties in the sourcing of its raw materials and components.

         For each of the two years ended December 31, 1998 and 1999, the largest ten suppliers of raw materials and components of the Company accounted for approximately 39.7% and 70.0%, respectively, of the Company's total cost of purchases, while the largest supplier accounted for approximately 17.0% and 20.0% of the Company's total cost of purchases, respectively, for the same periods. Although the Company does not rely on any single supplier for its raw materials, the Company enjoys lower costs on bulk purchases from one supplier which accounted for a larger percentage of such purchases compared to the total cost of purchases in 1999.


PRODUCTION FACILITIES AND PROCESS
---------------------------------

PRODUCTION FACILITIES

         The Company's head office and production facilities were previously located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a site area of approximately 60,000 square meters. The total gross floor area of production workshops and premises was approximately 13,042 square meters. Long term land use rights for the land and buildings on which these facilities were situated were held by the Stock Company and leased to Liuzhou OVM at an annual rental of Rmb836,000 (US$101,000) for a period up to December 31, 2000. Pursuant to an agreement dated January 6, 2000, the lease was terminated effective January 1, 2000. However, the Stock Company permitted a transitional period until February 29, 2000 for Liuzhou OVM to relocate its production facilities to new premises, without charging rent. The Stock Company also leased 80 pieces of production equipment, 73 pieces of office equipment and 12 motor vehicles to Liuzhou OVM at an annual rental of Rmb1,821,000 (US$206,000) for a period up to December 31, 2000. Such lease was also terminated by mutual agreement following Liuzhou OVM's relocation of head office and production facilities

         Pursuant to an agreement dated December 11, 1999 between Liuzhou OVM and Liuzhou Shuangma Electrical Company Limited ("Shuangma"), an unaffiliated third party, Shungma has agreed to lease certain land and buildings in Liuzhou Municipality, comprising production facilities and structures, to Liuzhou OVM for a term of 25 years effective January 1, 2000 at an annual rental of Rmb1 million (US$121,000) for the first five years, to be increased by 1% each year thereafter.

         Pursuant to another agreement dated December 12, 1999 between Liuzhou OVM and Liuzhou Weilesi Elevator Factory ("Weilesi"), an unaffiliated third party, Weilesi has agreed to lease certain production and transportation equipment to Liuzhou OVM for a term of 20 years effective January 1, 2000 at an annual rental of Rmb767,000 (US$93,000) which is calculated based on 10% of the original cost of the equipment leased.

         The Company's production facilities and equipment include lathe machines, planers, milling machines, boring machines, drilling machines and other ancillary production machines such as forklifts, air compressors, welding machines, shearing machines, jigs, dies, tools and hardening furnaces.


PRODUCTION PROCESS
------------------

         The production process can be divided into three stages. The first stage is the production of various parts and components, which involves milling, grinding, boring, heat treatment, welding, refining and painting and coating. The second stage is the in-house assembly and testing of the products manufactured. The final stage is the on-site installation and test run.


PRODUCTION CAPACITY
-------------------

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

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 1998 and 1999 were Rmb4,082,000 (US$493,000) and Rmb4,562,000 (US$551,000), respectively.


COMPETITION
-----------

         The Company, through its indirect ownership of Liuzhou OVM and inclusive of the operations of the Factory, has over 30 years' history of manufacturing prestressing equipment and ancillary components and was the largest manufacturer in the PRC of these specialized products in terms of sales revenue and profit before taxation for each of the two years ended December 31, 1998 and 1999. The

Company believes that Liuzhou OVM has established and should continue to maintain a strong competitive position in the PRC prestressing equipment industry. There are only several companies designated by the Ministry of Construction of the PRC as the manufacturers of these specialized products. The Company believes that, apart from Liuzhou OVM and the Stock Company, the prestressing market in the PRC is dominated by only a few major domestic manufacturers, namely, Zhongyuan Prestressed Equipment Factory, Shanghai Railway Institute Anchorage Factory, Guizhou Equipment Factory, Dalian onstruction Engineering Factory, Xiping Construction Equipment Factory.

         Because of the recent changes to the relationship between the joint venture and the Stock Company, Liuzhou OVM faces a new challenge from competition by the Stock Company. The Stock Company is establishing its own production line for manufacturing of prestressing equipment which are marketed under the "OVM" trademark and share the technical know-how of Liuzhou OVM's existing products. Liuzhou OVM's products are now marketed under the new trademark "HVM". Management believes that, although Liuzhou OVM's and the Stock Company's existing products use the same technical know-how, Liuzhou OVM has the competitive advantages over the Stock Company for its after-sales services, quality production, strong research and development team, modernized facilities and management skills and lower cost of production. Management estimates that the Company's sales will be affected mildly during the first few months following the transition to the trademark "HVM". The Company has been increasing its marketing efforts to promote its new trademark "HVM" and is confident that it will obtain wide acceptance from both existing and new customers.

         Despite the increasing demand of prestressed equipment in the PRC market, Liuzhou OVM's products also face severe competition from both overseas and other domestic suppliers other than the Stock Company. Excluding the import VAT and import tariff, management estimates that products from overseas manufacturers are even less costly than those of domestic manufacturers and the quality is comparable. Although Liuzhou OVM's competitive advantage over imported products in terms of pricing (including import VAT and import tariff) may be partially undermined by the PRC's entry into the World Trade Organization, management believes that the Company can maintain its competitiveness due to its accessibility and efficiency of after sales services and the timely availability of components and special parts.

         The major export markets of the Company are developing countries in Asia where infrastructure activities are expected to increase. In the domestic market, management believes that the Company has a competitive advantage over other domestic manufacturers in terms of product technology and product quality. In addition, the Company's ability to continuously manufacture and supply parts and components for its products and provide after sales services strengthen its competitiveness.


QUALITY CONTROL
---------------

         The Company is committed to manufacturing high quality products and to providing a high level of after sales service to its customers. Management believes that product quality is vital to enhancing the Company's competitiveness, market position and reputation. In order to maintain and improve the quality of its products and production standards, the Company has adopted a comprehensive quality control system that conforms with the internationally recognized ISO 9001 standards.

         The Company has established a quality control team consisting of 41 full-time employees to ensure that the quality of products is consistently maintained. The major responsibilities of the quality control department include: (i) devising, implementing and improving quality control procedures in order to comply with ISO 9001; (ii) conducting inspection of raw materials, work-in-progress and finished products on a sampling basis; (iii) examining of parts and components manufactured at each stage of the production process; and (iv) reviewing and improving quality testing procedures and carrying out stringent testing of the Company's products.


RESEARCH AND DEVELOPMENT
------------------------

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed 24 full-time employees including 12 engineers. Since 1989, the Company has developed over 60 new products, of which 18 have obtained scientific awards from the State, provincial and municipal governmental authorities.

         Most of the research and products development programs undertaken by the Company operate in conjunction with universities and research institutions in the PRC. The Company has collaborated with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in developing its product line.

         The Company's annual research and development expenditure accounts for 0.7% and 0.2% of total sales for each of the two years ended December 31, 1998 and 1999. For each of the two years ended December 31, 1998 and 1999, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb1,128,000 (US$136,000) and Rmb382,000 (US$46,000),
respectively.


ENVIRONMENTAL PROTECTION
------------------------

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


INTELLECTUAL PROPERTY RIGHTS
----------------------------

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


Clipping device of
  Hydraulic lifting jack                                      97223201.X              May 23, 1997              May 23, 2007
Protector of steel cable                                      97217686.1              May 23, 1997              May 23, 2007
Lifting device of hydraulic
  Jack                                                        97219235.2              June 20, 1997             June 20, 2007
Squeezing machine                                             97220322.2              July 1, 1997              July 1, 2007
Prestressed external cable                                    97220321.4              July 1, 1997              July 1, 2007
Prestressed anchorage of
  Suspension bridge                                           97220320.6              July 1, 1997              July 1, 2007
Fixing device of bunched
  Steel wire multi-anchorage                                  97220324.9              July 1, 1997              July 1, 2007
Hydraulic drilling device                                     97220318.4              July 1, 1997              July 1, 2007
Fixing device of bunched
  Steel wire multi tensioning
  Anchorage                                                   97220323.0              July 1, 1997              July 1, 2007
Positioning device of
  Suspension tube                                             97219481.9              July 5, 1997              July 5, 2007
Squeezing spring                                              97220194.7              July 11, 1997             July 11, 2007
Sealing device                                                97219876.8              July 16, 1997             July 16, 2007
Anti-vibration device                                         97219875.X              July 16, 1997             July 16, 2007
Prestressed anchorage                                         97219877.6              July 16, 1997             July 16, 2007
Adhesive anti-corrosive
  Bunched steel wire                                          97221872.6              July 25, 1997             July 25, 2007
Manual controller of
  Hydraulic lifting anchorage                                 97224527.8              August 13, 1997           August 13, 2007
Anchorage working clip                                        97224320.8              August 8, 1997            August 8, 2007
Anchorage chipping tool                                       97244491.2              August 8, 1997            August 8, 2007
Angle precision tool of
  Anchor head                                                 97224536.7              August 15, 1997           August 15, 2007
Spring steel wire tensioning
   Mode                                                       97224192.2              August 16, 1997           August 16, 2007
Digital hydraulic lifting
  And lazar inspecting tool                                   97229729.4              October 10, 1997          October 10, 2007
Cohesive device                                               97250188.6              November 24, 1997         November 24, 2007
Heavy-weight hydraulic
  Lifting controller                                          97226645.3              September 15, 1997        September 15, 2007
Heavy object descending
  Hydraulic controller                                        97248226.1              November 4, 1997          November 4, 2007
Hydraulic bore jack                                           97244363.0              November 16, 1997         November 16, 2007
Flat anchor bottom board                                      97244362.2              November 16, 1997         November 16, 2007
Exchanging conducting
device                                                        97230012.0              December 3, 1997          December 3, 2007
Non-adhesive anchor head
  Anti-corrosive device                                       98209920.7              January 8, 1998           January 8, 2008
Prestressed multi-angle
  Expansion device                                            98209919.3              January 8, 1998           January 8, 2008
Compressor                                                    98210896.6              January 15, 1998          January 15, 2008
Steel wire drill                                              98210897.4              January 15, 1998          January 15, 2008
Diversified pressure
  Protective anchor                                           98211605.5              March 11, 1998            March 11, 2008
Inspection device on
  lasting capacity of jacks                                   98209419.1              April 12, 1998            April 12, 2008
Inspection device on
  Internal leakage of jacks                                   98209418.3              April 12, 1998            April 12, 2008
Inspection device on over-
  Loading capacity of jacks                                   98209417.5              April 12, 1998            April 12, 2008
Fully integrated steel wire                                   98209796.4              April 27, 1998            April 27, 2008
Continuous unfixing device
  Of steel wire                                               98209737.9              April 27, 1998            April 27, 2008
Large scale hydraulic
  Lifting device                                              98214318.4              May 15, 1998              May 15, 2008



Spiral fixing machine                                         98215351.1              June 11, 1998             June 11, 2008
Single cable fore-fixing jack                                 98215971.4              June 29, 1998             June 29, 2008
Fixing device                                                 98216832.2              July 3, 1998              July 3, 2008
Flat-shaped anchor bottom
  Board                                                       98217098.X              July 16, 1998             July 16, 2008
Compressor                                                    98244544.X              October 1, 1998           October 1, 2008
Single cable fixing device                                    98244545.8              October 1, 1998           October 1, 2008
Adjusting device of steel
  Wire tensioning                                             98245539.9              December 18, 1998         December 18, 2008
Head lifting jack                                             98250791.7              December 18, 1998         December 18, 2008
Change direction button                                       98250790.0              December 18, 1998         December 18, 2008
Parallel steel wire bundle
  Connector                                                   98250761.5              December 18, 1998         December 18, 2008
Pre-burial anchorage                                          99201864.1              January 8, 1999           January 22, 2010
Correction device                                             99201876.5              January 8, 1999           January 22, 2010
Pre-expanded connector                                        99201863.3              January 8, 1999           January 22, 2010
Drill and fixing device                                       99202477.3              January 26, 1999          January 22, 2010
End-fixing anchorage with
  Steel wire tensioning                                       99202435.8              January 13, 1999          January 22, 2010
End-fixing anchorage with
  Steel wire tensioning                                       99202476.5              January 26, 1999          January 26, 2009
Jacks                                                         99202849.3              February 3, 1999          January 22, 2010
Pre-tensioned jacks                                           99206347.7              March 17, 1999            March 17, 2009


         Liuzhou OVM entered into an agreement with the Stock Company on June 5, 1995 and a supplementary agreement dated December 18, 1995 pursuant to which the Stock Company granted to Liuzhou OVM an exclusive and assignable right to use the "OVM" trademark, various patented technical know-how, ISO9001 system, goodwill and sales network in connection with the manufacturing operations assumed by the Company following the establishment of the Liuzhou OVM for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) of the trademark or the relevant patented technical know-how in consideration of the sum of Rmb8 million (approximately US$965,000). The Company has also developed and registered over 60 patented technical processes since the establishment of Liuzhou OVM.

         Pursuant to an agreement dated December 12, 1999 between the Stock Company and Liuzhou OVM, Liuzhou OVM has agreed to cease using the trademark "OVM" effective February 1, 2000. All technology and know-hows upon which the existing products manufactured by Liuzhou OVM are based may be used by the Stock Company. Since February 1, 2000, the Company's products are being marketed under the trademark "HVM". Registration of the "HVM" trademark is in process, through a related party intermediary, Shenzhen Hong Da Technical Company Limited ("Hong Da"). Hong Da has granted the exclusive right to Liuzhou OVM to use the "HVM" trademark, without charge.


EMPLOYEES
---------

         Since relocating its head office and production facilities, the Company's operations have also been simplified. As at March 31, 2000, the Company had a total of 528 full-time employees, 461 and 60 of which were employed by Liuzhou OVM and the Construction Company, respectively, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                               313
      Administration and management                             46
      Quality control                                           41
      Research and development, technical,
        process design and control                              24
      Sales, marketing and after sales service                  47
      Raw materials supply                                      24
      Others                                                    33
                                                               ---
                                                               528
                                                               ===

         OVM Prestress Co. Pte. Ltd., a company 50% owned by Liuzhou OVM, employs a total of 20 full-time employees.


LEGAL SYSTEM
------------

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


                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases approximately 46,000 square meters of production facilities in the Liuzhou Municipality, PRC, from an unaffiliated third party. The lease is for a term of 25 years, which commenced on January 1, 2000. Annual rental is Rmb1 million (US$121,000). See above discussion under "Production Facilities and Process."


                            ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 1999.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently only a highly limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "OVMI" which is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. The Company's Common Stock was included on the OTC Bulletin Board on April 21, 1997. The following table sets forth the high and low bid prices for the Company's Common Stock for each fiscal quarter of 1998 and 1999.

                                                           High             Low
           1998 Fiscal Year, quarter ended
                   March 31, 1998                          $4.00          $0.38
                   June 30, 1998                           $4.00          $3.75
                   September 30, 1998                      $3.75          $0.16
                   December 31, 1998                       $0.13          $0.03
           1999 Fiscal Year, quarter ended
                   March 31, 1999                          $0.13          $0.03
                   June 30, 1999                           $0.08          $0.05
                   September 30, 1999                      $0.63          $0.07
                   December 31, 1999                       $1.19          $0.38

         As of December 31, 1999, the approximate number of record holders of the Company's Common Stock was 798.

         The Company also has outstanding warrants to purchase 4,000,000 shares at US$3.00 per share on or prior to December 23, 2000.

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

OVERVIEW
--------

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

         The Company's Financial Statements appearing elsewhere in this Form 10-KSB consist of the audited consolidated financial statements of the Company for the two years ended December 31, 1998 and 1999.

         The discussion below is presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes these amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.28 which represents the single rate of exchange as quoted by the People's Bank of China on December 31, 1999. This U.S. dollars information is presented for convenience only. No representation is made that Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate throughout the years presented.


RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's Statement of Operations expressed as a percentage of the Company's net sales.

                                                 Years ended December 31,
                                                 ------------------------
                                                    1998          1999
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                       71.0          58.1
Gross profit                                        29.0          41.9
Selling and administrative
   expenses                                         26.3          38.5
Interest expenses, net                               0.8           1.5
Other income                                         0.4           0.9
Foreign exchange gain                                  -             -
Income before income taxes                           2.3           2.8
Income taxes                                         0.9           1.5
Net income after income taxes                        1.4           1.3
Minority interests                                   0.9           0.7
Equity in earnings of equity investee                  -             -
Net income                                           0.5           0.6


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         NET SALES AND GROSS PROFIT. Net sales for the year ended December 31, 1999 increased by Rmb17,968,000 (US$2,170,000) or 10.6% to Rmb188,262,000
(US$22,737,000) compared to Rmb170,294,000 (US$20,567,000) in the prior year.
The increase in net sales was mainly attributable to the net sales from a new subsidiary company that was acquired in late 1998 and the increase in sales orders achieved by the Company during the year as a result of the gradual recovery of business environment and improvement in prestressing marketing in the PRC. Net sales represent the invoiced value of goods sold net of sales tax and returns. The inventory level of raw materials and components as of the year ended December 31, 1999 was approximately two months usage. The inventory level of finished goods and work in progress as of the end of any period varies in relation to sales order in hand.

         Gross profits increased by Rmb29,480,000 (US$3,560,000) or 59.7% to Rmb78,847,000 (US$9,523,000) for the year ended December 31, 1999 compared to Rmb49,367,000 (US$5,962,000) in 1998. The gross profit margin increased by 12.9% points to 41.9% for the year ended December 31, 1999 from 29.0% for the corresponding period in 1998. Approximately Rmb11,400,000 (US$1,377,000) of the increase is attributable to an increase in percentage of export sales to total sales, which earned a higher gross profit margin of approximately 65% compared to that of 30% of local sales, from 3% in 1998 to 12% in 1999. The remainder of the increase is attributed to the decrease in raw material prices during the year.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by Rmb27,639,000 (US$3,338,000) or 61.7% to Rmb72,412,000
(US$8,745,000) for the year ended December 31, 1999 compared to Rmb44,773,000 (US$5,407,000) in the corresponding period in 1998. Rmb12,962,000 (US$1,565,000)
of the increase was due to the increase in expenses for commissions paid to salesmen for recovery of debts due from customers and the increase in salary expense relating to increased production during the year. In addition, bad debts of Rmb14,677,000 (US$1,733,000) were written off representing two long outstanding debts due from two major customers which, in management's opinion, were unrecoverable.

         PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased by Rmb695,000 (US$84,000)or 4.4% to Rmb16,669,000 (US$2,013,000) at
December 31, 1999 compared to Rmb15,974,000 (US$1,929,000) at December 31, 1998.
The Company has reviewed the recoverability of individual debts and made specific provisions for doubtful accounts on a prudent basis and has also adopted a general provision policy for all other accounts receivable which is calculated primarily based on 70% and 50% of those outstanding balances aged over two years and one year, respectively.

         INTEREST EXPENSES, NET. Net interest expenses increased by Rmb1,588,000 (US$192,000) or 121.4% to Rmb2,896,000 (US$350,000) for year ended December 31,
1999 compared to Rmb1,308,000 (US$158,000) in the corresponding period in 1998. The increase in net interest expenses was primarily due to no interest income charged on amounts due from related parties during the year. The decrease in interest income was partially offset by the decrease in interest expenses due to the decrease in average bank loans and the decrease in weighted average interest rates from 8.4% in 1998 to 8.3% in 1999.

         OTHER INCOME. Other income increased from Rmb603,000 (US$73,000) for the year ended December 31, 1998 to Rmb1,665,000 (US$201,000) for the year ended December 31, 1999. The increase in other income was due to increased income generated from the sales of accessory products such as packaging materials in 1999.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM is fully exempted from corporate income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which income will be taxable at the full rate of 30% exclusive of local tax. As 1998 and 1999 were the fourth and the fifth profitable years, respectively, income taxes were provided for the year ended December 31, 1998 and 1999 at the income tax rate of 15%. It is management's intention to reinvest all of the income attributable to the Company derived from Liuzhou OVM and, accordingly, no US tax liability was provided.

         The Construction Company is subject to business tax of 3% on sales and national and local income tax of 33%.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company has a working capital surplus of Rmb40,961,000 (US$4,947,000) and Rmb58,930,000 (US$7,117,000) as of December 31, 1998 and
1999, respectively. Net cash provided by/(used in) operating activities was Rmb22,449,000 (US$2,711,000) and Rmb 10,608,000 (US$ 1,283,000) for the year ended December 31, 1998 and 1999, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 1998 and 1999, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment, purchase of investment and investment in newly formed subsidiary.

         Capital expenditures for production equipment for the two years ended December 31, 1998 and 1999 were Rmb4,082,000 (US$493,000) and Rmb4,562,000
(US$551,000), respectively. Capital expenditures for the purchase of investment for the two years ended December 31, 1998 and 1999 were Rmb3,230,000 (US$390,000) and nil, respectively. Capital expenditures for the investment in newly-formed subsidiary for the two years ended December 31, 1998 and 1999 were Rmb6,257,000 (US$756,000) and nil, respectively.

         The Company's capital expenditure has been principally funded by the short-term bank loans. As at December 31, 1998 and 1999, the Company had outstanding short term bank loans of Rmb36,860,000 (US$4,452,000) and Rmb28,000,000 (US$3,382,000) respectively.

         The Company estimates that its relocation and on-going operations will be funded partially by the retained profits and by additional borrowings. Management believes that it is and will continue to be able to secure the external debt financing to the extent required to complete its relocation and related activities on schedule. In addition, management anticipates continuing to utilize cash on hand and cash flows from operations to mitigate its external financing requirements for the next twelve months.


IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS
--------------------------------------------------------------------

         The Company's operations and financial results could be adversely affected by economic and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 per cent. for 1998 and 3.0 per cent. for the 10 months ended October 31, 1999. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.

YEAR 2000 ISSUE
---------------

         The Year 2000 issue is the result of information technology systems and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. The Company and its subsidiaries use a limited amount of computer software primarily in connection with their accounting and financial reporting systems. Such programs have been upgraded so that they are year 2000 compatible. In addition to software issues, certain of the computer hardware of the Company and its subsidiaries have been replaced with more current technology.

         As of March 31, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.


                          ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for two years ended December 31, 1999 and 1998 are appended hereto and incorporated herein by reference.



            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company and Liuzhou OVM as at March 31, 2000. Directors of the Company will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                    Age         Position
----                    ---         --------

Ching Lung Po           53          Chairman of the Board of Directors,
                                    President and CEO of the Company and
                                    Vice Chairman of the Board of
                                    Directors of Liuzhou OVM

Deng Xiao Qiong         48          Director and Chief Financial Officer
                                    of the Company and Deputy General
                                    Manager of Liuzhou OVM

Peng Fang               39          Director of the Company and Director and
                                    Deputy General Manager of Liuzhou OVM

Cheung Lai              46          Director and Treasurer of the Company and
                                    Director of Liuzhou OVM

Wan Wai On              26          Director and Corporate Secretary of
                                    the Company

Tang Xiao Ping          38          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Ding Yong Gui           43          Vice President of the Company and
                                    General manager of Liuzhou OVM

Chen Xue Ming           62          Director of the Company

Shao Hou Kun            72          Director of the Company


         MR. CHING LUNG PO, aged 53, is the Chairman of the Board of Directors and President of the Company and Vice Chairman of the Board of Directors of Liuzhou OVM. Mr. Ching has more than 20 years experience in the management of production and technology of industrial enterprises in PRC. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Mr. Ching has been the Chairman of Asia Fiber Holdings Limited (OTC Bulletin
Board: AFBR), a U.S. corporation, which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000. He has also been the Director of China Resources Development, Inc. (Nasdaq: CHRB), a U.S. corporation, since February 1998. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer. Mr. Ching is responsible for the overall corporate policy and development strategy of the Company. Mr. Ching devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MS.DENG XIAO QIONG, aged 48, is a Director and Chief Financial Officer of the Company. She is also a Director and Deputy General Manager of Liuzhou OVM. Ms. Deng graduated from Guangxi Broadcasting Television University specializing in industrial accounting and achieved the title of accountant in 1987. She joined the Factory as the deputy accounting supervisor in July 1984. In March 1988, she became the Deputy Chief Accountant of the Factory and in January 1991, she became the Chief Accountant of the Factory. Ms. Deng has many years' of experience in financial management. She is responsible for financial management and control of Liuzhou OVM and is also responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company. Ms. Deng devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. PENG FANG, aged 39, is a Director of the Company and Director and Deputy General Manager of Liuzhou OVM. He graduated from Dilian Polytechnic Institute specializing in structural engineering and obtained the title of senior engineer in 1993. He was also awarded a masters degree and Ph.D. degree from the institute. He completed his master degree in December 1986 and a Ph.D. degree in December 1990. From December 1990 to June 1994, he served as senior engineer in the Foreign Office of the Ministry of Communications. He joined the Factory in February 1994 and continues to serve as its Deputy General Manager. He has considerable knowledge and experience in governmental planning for transportation and communication. He is responsible for development of the overseas market of Liuzhou OVM. Mr. Peng devotes all of his time to the affairs of the Company and its subsidiaries.

         MS. CHEUNG LAI, aged 46, is the Director and Treasurer of the Company and a Director of Liuzhou OVM. Ms. Cheung graduated from Heilongjiang Broadcasting Television University specializing in the English language. From October 1988 to August 1992, she served as sales manager of the Shenzhen Zhenbao Enterprise Company. In September 1992, she joined Shenzhen Hongda Science & Technology Enterprise Company Limited and continues to serve as its finance manager. Ms. Cheung devotes approximately 50% of her time to the affairs of the Company and its subsidiaries.

         MR. WAN WAI ON, aged 26, is a Director and Corporate Secretary of the Company. Mr. Wan is a graduate of Rutgers University, New Brunswick, New Jersey where he received a Bachelors of Arts degree. Since graduation in May 1996, he has been employed as a general manager of a computer company based in Hong Kong. Mr. Wan devotes approximately 50% of his time to the affairs of the Company.

         MS. TANG XIAO PING, aged 38, is the Vice President of the Company and Deputy General Manager of Liuzhou OVM. She graduated from Guangxi Broadcasting Television University specializing in machinery manufacturing. She received the title of engineer in 1992. She joined the Factory in 1985 and has been a Deputy General Manager of the Factory since December 1993. She has many years experience in sales and marketing. She was recognized as one of the "Ten Most Outstanding Sales Person" by the Liuzhou Mechanical and Electrical Industry Bureau in 1993. She is also the council member of Huadong Prestressing Technology United Development Center. She is responsible for the sales of Liuzhou OVM's products. Ms. Tang devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. DING YONG GUI, aged 43, is a Director of the Company and General Manager of Liuzhou OVM. Mr. Ding graduated from Guangxi Broadcasting Television University specializing in Mechanical Engineering. He received the title of senior engineer in 1997. He joined the Factory in 1979 and his last position in the Factory was Deputy General Manager. Mr. Ding has many years technical experience and knowledge in the prestressing industry and is one of the engineers in exploring various anchorage products of the Company. He is responsible for the production, research and development and quality control system of Liuzhou OVM. Mr. Ding devotes all of his time to the affairs of the Company and its subsidiaries.

         MR. CHEN XUE MING, aged 62, is a Director of the Company. Mr. Chen graduated from Xiamen University specializing in economics. He received the title of senior economist in 1992. Mr. Chen worked in Guangxi Engineering Factory as Deputy General Manager from August 1989 to March 3, 1997. Mr. Chen does not involve in the day-to-day management of the Company.

         MR. SHOU HOU KUN, aged 72, is a Director of the Company. Mr. Shou graduated from Tangshan Railway University in 1952. He has been working in the Railway Department Technical Design Institute for more than 20 years and his current position is the Deputy Chief Engineer. Mr. Shou was awarded the Outstanding Design Engineer in the PRC by the Architectural Bureau in 1991. Mr. Shou does not involve in the day-to-day management of the Company.


                         ITEM 10. EXECUTIVE COMPENSATION

         No director or executive officer has received compensation in excess of US$100,000 per year for each of the two years ended December 31, 1998 and 1999. Currently, the Company has no employment contracts with any of its officers and directors and maintains no retirement, fringe benefits or similar plans for the benefit of its officers and directors. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Ding Yong Gui, being officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. See discussion under "Retirement and Pension Fund."


CASH COMPENSATION
-----------------

         The following table shows, for each of the two years ended December 31, 1998 and 1999, the cash and other compensation paid by the Company to its President and Chief Executive Officer. None of the executive officers of the Company had annual compensation in excess of US$100,000.

                           SUMMARY COMPENSATION TABLE

Name and                                               Other               All
Principal                                              Annual            Other
Position                Year    Salary   Bonus     Compensation   Compensation
--------                ----    ------   -----     ------------   ------------

Ching Lung Po,          1999    $62,016   -0-          $ -0-             $ -0-
 President and CEO      1998    $62,016   -0-          $ -0-             $ -0-


OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 1999 to each person named in the Summary Compensation Table.

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
 President and CEO

OPTION EXERCISES AND HOLDINGS
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 1999 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 1998 fiscal year.

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
 President and CEO


INCENTIVE AND NON-QUALIFIED STOCK OPTION PLAN
---------------------------------------------

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

         As of March 31, 2000, no incentive stock options had been granted.


RETIREMENT AND PENSION FUND
---------------------------

         The Company does not currently have any retirement and pension fund program at the level of the parent Company. However, in accordance with applicable government regulations in the PRC, Liuzhou OVM participates in a central retirement and pension fund. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Mr. Ding Yong Gui, as officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. The Company currently makes an annual contribution representing 19% of the total wages of employees to the retirement and pension fund out of which the pensions of the Company's retired workers are paid. Effective from January 1, 1995, Liuzhou OVM has internally implemented an additional retirement plan for its staff. Under this additional plan, the Company is required to contribute 5% of the total wages of the employees to the retirement plan. The aggregate pension costs incurred by the Company for each of the two years ended December 31, 1998 and 1999 amounted to Rmb1,428,000 (US$172,000) and Rmb1,701,000
(US$205,000), respectively.

         At the end of 1997, Liuzhou OVM implemented an additional retirement plan of a PRC insurance company for its staff. Under this retirement plan, the staff will only benefit from the plan if they work in Liuzhou OVM until the defined age of retirement. The qualified staff is entitled to receive a defined monthly pension benefit starting from the date of defined age of retirement for the rest of his life. The total one time premium for the retirement plan of Rmb4,661,000 (US$563,000) was paid by Liuzhou OVM in 1998


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, certain information regarding the Company's Common Stock beneficially owned by each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 31, 2000, there were 12,050,000 shares of Common Stock outstanding.

   Name and Address or               Amount and Nature of      Percentage
    Beneficial Owner                Beneficial Ownership(1)      of Class
    ----------------                -----------------------      --------

Hoi Wai Investments Limited               5,057,000(2)             41.9%
P.O. Box 116, Road Town
Tortola, British Virgin Islands

NJI No. 1 (A) Investment Fund               685,750(3)              5.8%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

NJI No. 1(B) Investment Fund                685,750(3)              5.8%
6 Battery Road #42-01n Singapore
049909, Republic of Singapore

Nomura/Jafco East Asia Growth Fund        1,371,500                11.4%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

Mr. Ching Lung Po                         6,057,000(2)             50.2%
Room 1015, Blck M, Telford Garden
Kowloon Bay, Hong Kong(4)

Ms. Cheung Lai                                  -0-(2)                -
Flat A18, 10/F, Block A,
Proficient Centre, 6 Wang Kwun Road,
Kowloon Bay, Hong Kong (5)

Li Kin Hang                               1,215,000(6)              9.2%
20/F King Jnin Mansion,
13-15 Yik Yam Street
Happy Valley, Hong Kong

Law Shun Ping                               826,200(7)              6.4%
86 Shun Ling Street
3/F San Po Kong,
Kowloon, Hong Kong
----------------------

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Includes 1,000,000 shares of capital stock directly owned by Mr. Ching Lung Po. The balance of 5,057,000 shares of capital stock indicated as held by Mr. Ching Lung Po and Ms. Cheung Lai are held on record by Hoi Wai Investments Limited. Mr. Ching has a 75% controlling interest in Hoi Wai Investments Limited and, accordingly, all of its shares have been attributed to Mr. Ching.

(3) All shares of capital stock held by NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund are held on record by Nomura International (Hong Kong) Limited, a nominee shareholder for NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund.

(4)      Mr. Ching Lung Po is Chairman of the Board and President of the
         Company.

(5)      Ms. Cheung Lai is a Director of the Company.

(6)      Includes 1,200,000 Warrant Shares.

(7)      Includes 816,000 Warrant Shares.

         The following table sets forth, as of March 31, 2000, certain information regarding the Company's Common Stock beneficially owned by (i) each of the Company's directors and executive officers and (ii) all directors and executive officers as a group.

   Name and Address or               Amount and Nature of      Percentage
    Beneficial Owner                Beneficial Ownership(1)      of Class
    ----------------                -----------------------      --------

Ching Lung Po                             6,057,000(2)             50.2%

Cheung Lai                                   -0-(2)                   -

Deng Xiao Qiong                              -0-                      -

Peng Fang                                    -0-                      -

Wan Wai On                                   -0-                      -

Tang Xiao Ping                               -0-                      -

Ding Yong Gui                                -0-                      -

Chen Xue Ming                                -0-                      -

Shao Hou Kun                                 -0-                      -

Officers and Directors as a group         6,057,000                50.2%
(8 persons)
----------------------

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Includes 1,000,000 shares of capital stock directly owned by Mr. Ching Lung Po. The balance of 5,057,000 shares of capital stock indicated as held by Mr. Ching Lung Po and Ms. Cheung Lai are held on record by Hoi Wai Investments Limited. Mr. Ching has a 75% controlling interest in Hoi Wai Investments Limited and, accordingly, all of its shares have been attributed to Mr. Ching.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, five directors failed to timely file Form 3, reflecting that they had become directors of the Company, and three directors failed to timely file Form 4 or Form 5 reflecting that they are no longer directors of the Company. None of the directors owned any securities of the Company, and no transactions were failed to be reported.


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

         Pursuant to an agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company (successor in interest to the Factory), operating assets and production facilities of the Factory valued at US$1,423,324, according to a valuation performed by the PRC State-approved assets valuer, were transferred to Liuzhou OVM. Of the total value of assets transferred into Liuzhou OVM, US$1,200,000 represented a capital contribution by the Stock Company for its 30% equity interest in Liuzhou OVM and the balance of US$223,325 was recorded as a loan to Liuzhou OVM. The remaining 70% of the issued capital is being provided by Kolcari through the contribution of cash in the approximate amount of US$2,800,000, of which US$2,170,000 had been paid as at December 31, 1996 with the balance of US$630,000 had been paid as at December 31, 1998.

         Following the establishment of Liuzhou OVM, a series of comprehensive services, leases and assets transfer agreements were entered into between Liuzhou OVM and the Stock Company and its affiliates. Descriptions of these agreements are set forth below.

         Pursuant to a lease agreement dated June 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease the land use rights with gross area of approximately 60,000 sq. meters, production plants and premises with a gross area of approximately 9,463 sq. meters and 22 transportation vehicles, to Liuzhou OVM. The lease covering the land use rights, production plants and premises is for a term equal to the period of duration of Liuzhou OVM. The rental rate is renewable every three years with each increment capped below 10%. With respect to the leasing of the transportation vehicles, the initial lease term is for a period of three years from the date of the agreement. Pursuant to a supplementary agreement dated September 28, 1995, the aggregate cost of such rentals for each of the years ended December 31, 1995 and 1996 was agreed to be Rmb300,000 (US$36,000). The rental rate and lease term for the year ended December 31, 1997 and subsequent years is subject to further negotiation between the parties. Pursuant to another supplementary agreement dated December 1, 1997, the aggregate cost of such rentals for each of the three years ended December 31, 1997, 1998 and 1999 was agreed to be Rmb300,000 (US$36,000). Pursuant to the third supplementary agreement dated January 15, 1998, 22 transportation vehicles were reduced to 18. The aggregate rentals for all of the leases for each of the three years ended December 31, 1998, 1999 and 2000 was agreed to be Rmb1,106,000 (US$134,000). Pursuant to an agreement dated January 6, 2000, the above lease was terminated effective January 1, 2000.

         Pursuant to a lease agreement dated October 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease 80 pieces of production equipment, 73 pieces of office equipment and 12 motor vehicles, to Liuzhou OVM.

The rental is renewable every three years. Pursuant to a supplementary agreement dated January 15, 1998, the aggregate rental for the above items for each of the three years ended December 31, 1998, 1999 and 2000 was agreed to be Rmb 1,821,000 (US$206,000). Following the relocation of production premises, the lease was also terminated by agreement of the parties effective January 1, 2000.

         As provided under an agreement dated June 5, 1995 among Liuzhou OVM, the Stock Company and the heat treatment plant (the "Plant") wholly owned by the Stock Company, the Plant agreed to provide Liuzhou OVM heat treatment subcontracting services at a discount of 3-5% from the prevailing market rate. The aggregate subcontracting charges for each of the two years ended December 31, 1998 and 1999 amounted to Rmb7,312,000 (US$883,000) and Rmb10,621,000
(US$1,283,000), respectively.

         In accordance with an agreement dated June 5, 1995 and a supplementary agreement dated December 18, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to transfer its intangible assets including trademarks, patents, technology and know-how related to existing products and products under development to Liuzhou OVM at a total consideration of Rmb8,000,000 (US$966,000) (the "Transfer Fee"). An annual royalty equal to 0.6% of the net sales (after deducting VAT) is payable by Liuzhou OVM until the full Transfer Fee is settled. The royalty is payable by Liuzhou OVM each year commencing January 1, 1997. Pursuant to an agreement dated December 12, 1999 between Liuzhou OVM and the Stock Company, Liuzhou OVM has agreed to cease using the intangible assets (principally the "OVM" trademark) effective February 1, 2000. Pursuant to another agreement dated January 6, 2000 between the Stock Company and Liuzhou OVM, all technology and know-how upon which the existing products manufactured by Liuzhou OVM are based may be used by the Stock Company. Liuzhou OVM also agreed to sell one-third of its inventories as at December 31, 1999 to the Stock Company at normal selling prices excluding value added tax at 17%. Liuzhou OVM also agreed to sell certain assets deemed immaterial to its business to the Stock Company at either net book value or fair value.

         In accordance with an agreement dated October 18, 1996 between Liuzhou OVM and the Stock Company, the Stock Company and its affiliates agreed to pay interest against the amounts due to Liuzhou OVM at an interest rate equal to the prevailing bank borrowing rate with effect from January 1, 1997. No interest was charged by Liuzhou OVM for the year ended December 31, 1999.

         For each of the two years ended December 31, 1998 and 1999, Liuzhou OVM had sales amounting to approximately Rmb460,000 (US$56,000) and nil, respectively, to Hong Kong Prestressed Engineering Limited, a company incorporated in Hong Kong, of which two of the Company's directors, [Mr. Wan Ying Ling, and Mr. Wu Guosen], have a beneficial interest. In addition, Liuzhou OVM purchases and sells a significant portion of its raw materials and finished goods to the Stock Company's affiliates. The amount of such sales and purchases were Rmb25,623,000 (US$3,095,000) and Rmb25,210,000 (US$3,045,000),
respectively, for the year ended December 31, 1998 and Rmb11,922,000 (US$1,437,000) and Rmb5,172,000 (US$625,000), respectively, for the year ended December 31, 1999.

         Liuzhou OVM also leases certain plant and machinery to the Stock Company's affiliates. For each of the two years ended December 31, 1998 and 1999, a rental income of nil and Rmb61,000 (US$7,000), respectively, was received by Liuzhou OVM. At the same time, the Stock Company's affiliates also lease certain plant and machinery to Liuzhou OVM and a rental expense of Rmb824,000 (US$100,000) and Rmb784,000 (US$95,000), respectively, was incurred by Liuzhou OVM for each of the two years ended December 31, 1998 and 1999.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a. Consolidated balance sheet as of December 31, 1999
         b. Consolidated statements of income for the two years ended December 31, 1999 and 1998
         c. Consolidated statements of cash flows for the two years ended December 31, 1999 and 1998
         d. Consolidated statement of shareholders' equity and comprehensive income for the two years ended December 31, 1999 and 1998
         e. Notes to consolidated financial statements


REPORTS ON FORM 8-K
-------------------

         During the last quarter of the fiscal year ended December 31, 1999, the Company filed no reports on Form 8-K.


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

10.12    Employment Agreement with Kwok Kwan Hung(1)
10.13    Agreement to Extend Date of Installment Contribution(1)
10.14 Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(3)
10.15    Supplementary Agreement Concerning the Provision of Welfare
         Facilities(3)
10.16 Agreement Concerning Interest on the Amounts due from OVM Joint Stock Co. Ltd. and its Affiliates(3)
10.17    Supplementary Agreement to Extend the Date of Installment
         Contribution(3)
10.18 Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(4)
10.19 Agreement and Supplementary Agreement Concerning the Leasing of Production Equipment, Office Equipment and Motor Vehicles (4)
10.20    Agreement on Termination of Use of Intangible Assets (5)
10.21 Agreement on the Division of Technical Information and Personnel and Other Issues (5)
10.22    Agreement on Termination of Tangible Assets Leasing Agreement (5)
10.23    Agreement on Leasing of Production and Transportation Equipment (5)
10.24    Agreement on Leasing of Production and Operating Premises and Buildings
         (5)
21       Subsidiaries of the Registrant(5)
27       Financial Data Schedule(5)
----------------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-27119).

(2) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed January 8, 1998.

(3) Incorporated by reference to exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year December 31, 1997.

(4) Incorporated by reference to exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year December 31, 1998

(5)      Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OVM INTERNATIONAL HOLDING CORP.


                                             By: /s/ Ching Lung Po
                                                 ---------------------------
                                                      Ching Lung Po
                                                      Chairman, President and
                                                      Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                                      DATE
        ---------                                 -----                                      ----


 /s/ Ching Lung Po                          Chief Executive Officer,                      May 2, 2000
------------------------------------        President and Chairman
Ching Lung Po                               of the Board of Directors



 /s/ Deng Xiao Qiong                        Chief Financial and Accounting                May 2, 2000
------------------------------------        Officer and Director
Deng Xiao Qiong


 /s/ Cheung Lai                             Treasurer and Director                        May 2, 2000
------------------------------------
Cheung Lai

 /s/ Wan Wai On                             Secretary and Director                        May 2, 2000
------------------------------------
Wan Wai On

 /s/ Peng Fang                              Director                                      May 2, 2000
------------------------------------
Peng Fang

 /s/ Chen Xue Ming                          Director                                      May 2, 2000
------------------------------------
Chen Xue Ming

 /s/ Shao Hou Kun                           Director                                      May 2, 2000
------------------------------------
Shao Hou Kun

 /s/ Tang Xiao Ping                         Vice President                                May 2, 2000
------------------------------------
Tang Xiao Ping

 /s/ Ding Yong Gui                          Vice President                                May 2, 2000
------------------------------------
Ding Yong Gui

                                   APPENDIX A


         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a. Consolidated balance sheet as of December 31, 1999

         b. Consolidated statements of income for the two years ended December 31, 1999 and 1998

         c. Consolidated statements of cash flows for the two years ended December 31, 1999 and 1998

         d. Consolidated statement of shareholders' equity and comprehensive income for the two years ended December 31, 1999 and 1998

         e. Notes to consolidated financial statements

                      OVM INTERNATIONAL HOLDING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998








Contents                                                                                                 Page
Report of Independent Auditors                                                                           F-1


Consolidated balance sheet                                                                               F-2


Consolidated statements of income                                                                        F-3


Consolidated statements of shareholders' equity and comprehensive income                                 F-4


Consolidated statements of cash flows                                                                    F-5


Notes to consolidated financial statements                                                            F-6 to 23

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders,
OVM INTERNATIONAL HOLDING CORPORATION



         We have audited the accompanying consolidated balance sheet of OVM International Holding Corporation and its subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of OVM International Holding Corporation and its subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.





HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
April 14, 2000

(except for Note 13, as to which the
date is April 28, 2000)

------------------------------------------------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING COPRORATION
------------------------------------------------------------------------------------------------------------------------

                  CONSOLIDATED BALANCE SHEET DECEMBER 31, 1999
                    (Amounts in thousands except share data)





                                                                                Note                 US$             RMB
                                                                                                     ---
ASSETS
Current assets:
  Cash and bank balances                                                                    $      2,761          22,859
  Accounts receivable, net of allowance of RMB12,488                                               4,083          33,804
  Inventories                                                                     4                3,935          32,584
  Prepayments, deposits and other receivables, net of allowance of RMB4,181                        1,125           9,313
  Due from related parties                                                       18                4,391          36,360
  Assets held for sale                                                            5                  798           6,609
                                                                                             -----------     -----------

Total current assets                                                                              17,093         141,529

Property, machinery and equipment, net                                            6                1,950          16,143
Investments                                                                       7                1,006           8,332
Other assets:
  Deferred assets                                                                 8                  563           4,661
  Staff housing loans                                                             9                  342           2,831
  Intangible assets                                                              10                  405           3,352
                                                                                             -----------     -----------

Total assets                                                                                $     21,359         176,848
                                                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  11         $      3,382          28,000
  Current portion of long term debt                                              12                   43             360
  Accounts payable                                                                                 3,083          25,529
  Advance payments by customers                                                                      939           7,775
  Other payables and accrued liabilities                                                           1,819          15,062
  Taxes payable                                                                                      709           5,873
                                                                                             -----------     -----------

Total current liabilities                                                                          9,975          82,599

Long term debt net of current portion                                            12                   84             690
                                                                                             -----------     -----------

Total liabilities                                                                                 10,059          83,289
                                                                                             -----------     -----------

Minority interests in consolidated subsidiaries                                                    3,917          32,436
                                                                                             -----------     -----------

Commitments and contingencies                                                 13,23,24

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of US$0.0001 authorized;
   12,050,000 shares, issued and outstanding                                     14                    1              10
  Additional paid-in capital                                                     14                3,715          30,795
  Retained earnings                                                                                3,655          30,257
  Accumulated comprehensive income                                                                    12              61
                                                                                             -----------     -----------

Total shareholders' equity                                                                         7,383          61,123
                                                                                             -----------     -----------

Total liabilities and shareholders' equity                                                  $     21,359         176,848
                                                                                             ===========     ===========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING COPRORATION
------------------------------------------------------------------------------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (Amounts in thousands except share data)


                                                                                         1999                       1998
                                                                                         ----                       ----
                                                                 Note                 US$            RMB             RMB
                                                                                      ---            ---             ---
Sales:
  Related parties                                                 18         $      1,440         11,922          27,630
  Others                                                                           21,297        176,340         142,664
                                                                              -----------    -----------     -----------

Net sales                                                                          22,737        188,262         170,294

Cost of sales, including costs incurred to related
 parties of RMB19,328 and RMB36,440 in 1999
 and 1998, respectively                                                           (13,214)      (109,415)       (120,927)
                                                                              -----------    -----------     -----------

Gross profit                                                                        9,523         78,847          49,367

Selling and administrative expenses                                                 8,745         72,412          44,773
                                                                              -----------    -----------     -----------

Income from operations                                                                778          6,435           4,594

Interest expense, including amounts to related
 parties of RMB489 and RMB555 in 1999
 and 1998, respectively                                                              (389)        (3,224)         (4,633)
Interest income, including amounts from related
 parties of RMBNil and RMB3,096 in 1999
 and 1998, respectively                                                                40            328           3,325
Other income                                                                          201          1,665             603
Foreign exchange gain                                                                   4             32              23
                                                                              -----------    -----------     -----------

Income before income taxes                                                            634          5,236           3,912
Income taxes                                                      15                 (344)        (2,846)         (1,585)
                                                                              -----------    -----------     -----------

                                                                                      290          2,390           2,327

Minority interests                                                                   (157)        (1,298)         (1,565)

Equity in earnings of equity investee                              7                   15            127              13
                                                                              -----------    -----------     -----------

Net income                                                                   $        148          1,219             775
                                                                              ===========    ===========     ===========


Basic  and diluted earnings per share                            3(i)        $       0.01           0.10            0.06
                                                                              ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING COPRORATION
------------------------------------------------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (Amounts in thousands except share data)




                                 Number of                                                   Accumulated
                                 shares of                     Additional                          other
                                    common          Common        paid-in        Retained  comprehensive
                                     stock           stock        capital        earnings         income           Total
                                                       RMB            RMB             RMB            RMB             RMB
                               -----------             ---            ---             ---            ---             ---
Balances at
December 31, 1997               12,050,000              10         30,795          28,263             66          59,134
                                                                                                             -----------
Comprehensive income:
Net income                               -               -              -             775              -             775
Currency translation
adjustments                              -               -              -               -            (32)            (32)
                               -----------     -----------    -----------     -----------    -----------     -----------

Total comprehensive income                                                                                           743
                                                                                                             -----------
Balances at
December 31, 1998               12,050,000              10         30,795          29,038             34          59,877
                                                                                                             -----------
Comprehensive income:
Net income                               -               -              -           1,219              -           1,219
Currency translation
 adjustments                             -               -              -               -             27              27
                               -----------     -----------    -----------     -----------    -----------     -----------

Total comprehensive income                                                                                         1,246
                                                                                                             -----------
Balances at
December 31, 1999               12,050,000              10         30,795          30,257             61          61,123
                               ===========     ===========    ===========     ===========    ===========     ===========

U.S.$                                         $          1   $      3,715    $      3,655   $         12    $      7,383
                                               ===========    ===========     ===========    ===========     ===========

The accompanying notes are an integral part of these financial statements.

------------------------------------------------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING COPRORATION
------------------------------------------------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                    (Amounts in thousands except share data)



                                                                                         1999                       1998
                                                                                         ----                       ----
                                                                                      US$            RMB             RMB
                                                                                      ---            ---             ---
Cash flows from operating activities:
  Net income                                                                 $        148          1,219             775
  Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interests                                                               157          1,298           1,565
     Equity in earnings of unconsolidated subsidiary                                  (15)          (127)            (13)
     Loss on write off of intangible assets                                           (97)          (791)              -
     Depreciation                                                                     344          2,848           2,145
     Amortization                                                                      34            286             251
  Decrease (increase) in assets:
     Accounts receivable                                                            3,628         30,036          49,938
     Inventories                                                                      (32)          (267)          6,654
     Prepayments, deposits and other receivables                                      748          6,191          (1,460)
     Due from related parties                                                        (623)        (5,162)          8,843
     Deferred assets                                                                   38            318          (3,146)
     Staff housing loans                                                              (53)          (440)           (973)
     Receivable from equity investee                                                   81            668            (673)
  Increase (decrease) in liabilities:
     Accounts payable                                                              (1,296)       (10,733)        (34,404)
     Advance payments by customers                                                   (531)        (4,396)         (1,098)
     Other payables and accrued liabilities                                          (205)        (1,700)         (6,317)
     Due to related parties                                                          (259)        (2,147)            539
     Taxes payable                                                                   (784)        (6,493)           (177)
                                                                              -----------    -----------     -----------

Net cash provided by operating activities                                           1,283         10,608          22,449
                                                                              -----------    -----------     -----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment                                   (551)        (4,562)         (4,082)
  Purchase of investment                                                                -              -          (3,230)
  Investment in newly formed subsidiary                                                 -              -          (6,257)
                                                                              -----------    -----------     -----------

Net cash used in investing activities                                                (551)        (4,562)        (13,569)
                                                                              -----------    -----------     -----------

Cash flows from financing activities:
  Increase in notes payable                                                           725          6,000          15,910
  Repayment of notes payable                                                       (1,795)       (14,860)        (12,960)
  Repayment of long term related party loan                                             -              -            (312)
                                                                              -----------    -----------     -----------

Net cash (used in) provided by financing activities                                (1,070)        (8,860)          2,638
                                                                              -----------    ------------    -----------

Net (decrease) increase in cash and cash equivalents                                 (338)        (2,814)         11,518
Exchange difference                                                                    29            254             (55)
Cash and cash equivalents at beginning of year                                      3,070         25,419          13,956
                                                                              -----------    -----------     -----------

Cash and cash equivalents at end of year                                     $      2,761         22,859          25,419
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

                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)

1.       Organization and principal activities

                  The accompanying consolidated financial statements include the accounts of OVM International Holding Corporation (the "Company"), and its subsidiaries, OVM Development Limited ("ODL"), Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM" or the "Joint Venture" or the "JV") and Liuzhou OVM Prestress Construction Company Limited ("OVM Prestress")

                  OVM International Holding Corporation was incorporated in the State of Nevada, in the United States of America.

                  OVM Development Limited ("ODL") was incorporated in the British Virgin Islands on May 3, 1994.

                  In 1995, ODL entered into an agreement with Liuzhou OVM Joint Stock Company Limited (the "JV Partner") to set up a Sino-foreign equity joint venture in the PRC. The JV Partner was incorporated in the People's Republic of China (the "PRC") and was principally engaged in the manufacture and sale of prestress products used in the construction of highways, bridges and buildings. The joint venture operates under the name of Liuzhou OVM Construction Machinery Company Limited.

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

                  The net income of the JV, after provision for income taxes and appropriations to various statutory and discretionary reserves, will be shared by the Company and the JV Partner according to their respective equity interests and is subject to the board of directors' approval. The term of the JV is 30 years.

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

                  During 1997, the JV set up a new subsidiary, Liuzhou OVM Trading Company Limited ("OVM Trading"), which was incorporated in the PRC. The JV owned a 95% interest in OVM Trading with the remaining 5% interest held by a third party. OVM Trading was principally engaged in the sale of the prestressed products manufactured by the JV. At the end of 1998, OVM Trading was liquidated and its operations were transferred to a branch of the JV.

                  During 1998, the JV acquired 69.3% of OVM Prestress, a newly formed entity that was incorporated in the PRC. The remaining interests of OVM Prestress are held by an affiliate of the JV Partner (20%) and a third party (10.7%) in the PRC. OVM Prestress is principally engaged in the provision of engineering services for prestress construction projects.

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

                  The principal adjustments made to the statutory financial statements of the JV and its subsidiaries to conform to US GAAP include the following:

                  o Allowance for doubtful accounts receivable and obsolete inventories;

                  o Reclassification of certain expense items from equity appropriations to charges against income; and

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

         (b)      Inventories

                           Inventories are stated at the lower of cost or market
                  value. Cost is determined on the weighted average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and overhead.

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

         (d)      Intangible assets

                           Intangible assets, which include goodwill and
                  proprietary technology and trademarks, are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over 30 years.

                           Management assesses the carrying values of its
                  long-lived assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cashflows is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. Based on its review, management does not believe that any impairment has occurred as of December 31, 1999.

         (e)      Investments

                           Affiliated entities in which the Company does not
                  have a controlling interest are accounted for using the equity method of accounting.

                           Other long-term investments, which are neither
                  subsidiaries nor equity investments, are stated at cost.

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

         (g)      Income taxes

                           Deferred tax assets and liabilities are recognized
                  for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.

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

                           Translation of amounts from RMB into United States
                  dollars (US$) for the convenience of the reader has been made at the Exchange Rate on December 31, 1999 of US$1.00 equal to RMB8.280 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on December 31, 1999 or at any other date.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING COPRORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies (continued)

         (i)      Earnings per share

                           Basic earnings per share amounts are calculated using
                  the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during each of the years ended December 31, 1999 and 1998 were 12,050,000.

         (j)      Research and development costs

                           Research and development costs are expensed as
                  incurred and amounted to RMB382 and RMB1,128, net (note 12), for 1999 and 1998 respectively.

         (k)      Advertising costs

                           Advertising costs are expensed by the Company as
                  incurred. Total advertising costs incurred by the Company during 1999 and 1998 were RMB606 and RMB524 respectively.

         (l)      Retirement benefits

                           The contributions to the PRC and internally
                  implemented retirement plans for existing employees are charged to income as services are provided.

                           Contributions of RMB4,661 to an additional Company
                  administered retirement plan for existing employees is being amortized over 20 years as future services are provided (note 17 and 13).

         (m)      Comprehensive income:

                           The Company adopted Statement of Financial Accounting
                  Standard ("SFAS") No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustments.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

3.       Summary of significant accounting policies (continued)

         (n)      Segment reporting:

                           The Company  adopted SFAS No. 131,  "Disclosures
                  about Segments of an Enterprise and Related Information" (SFAS No. 131") January 1, 1998. The Company's results of operations and financial position were not affected by implementation of SFAS No. 131 as it operates in only one segment.

         (o)      Pension and other post retirement benefits:

                           The Company adopted SFAS No. 132, "Employers'
                  Disclosures about Pensions and Other Post Retirement Benefits" on January 1, 1998. SFAS No. 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position were not affected by implementation of SFAS No. 132.

         (p)      Recently issued accounting pronouncements:

                           In June 1998, the Financial Accounting Standards
                  Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addresses the accounting for certain hedging activities. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statement presentation or disclosures.

4.       Inventories

                  At December 31, 1999, inventories consist of the following:

                                                                                         US Dollars                RMB
                                                                                         ----------                ---
         Raw materials                                                           $            1,169              9,676
         Work in progress                                                                     1,295             10,722
         Finished goods                                                                       1,471             12,186
                                                                                 ------------------   ----------------

                                                                                 $            3,935             32,584
                                                                                  =================   ================

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

5.       Assets held for sale

                  At December 31, 1999, assets held for sale consist of the following which are to be transferred to the JV Partner (Note 13):

                                                                                         US Dollars                RMB
                                                                                         ----------                ---
         Buildings                                                               $              290              2,403
         Plant, machinery and equipment                                                         508              4,206
                                                                                 ------------------   ----------------

                                                                                 $              798              6,609
                                                                                 ==================   ================

6.       Property, machinery and equipment, net

                  At December 31, 1999, property, machinery and equipment consists of:

                                                                                         US Dollars                RMB
                                                                                         ----------                ---
         Cost:
           Buildings                                                             $               89                741
           Plant, machinery and equipment                                                     3,048             25,236
                                                                                 ------------------   ----------------

                                                                                              3,137             25,977
                                                                                 ------------------   ----------------

         Accumulated depreciation:
           Buildings                                                                              5                 41
           Plant, machinery and equipment                                                     1,182              9,793
                                                                                 ------------------   ----------------

                                                                                              1,187              9,834
                                                                                 ------------------   ----------------

         Property, machinery and equipment, net                                  $            1,950             16,143
                                                                                 ==================   ================

7.       Investments

                  At December 31, 1999, investments consist of:
                                                                                         US Dollars                RMB
                                                                                         ----------                ---
         Equity investment (a)
         Cost                                                                    $              569              4,709
         Share of post-acquisition retained earnings                                             40                331
         Currency translation adjustment                                                        (55)              (454)
                                                                                 ------------------   ----------------

                                                                                                554              4,586
         Investment at cost (b)                                                                 450              3,730
         Receivable from equity investee                                                          2                 16
                                                                                 ------------------   ----------------

                                                                                 $            1,006              8,332
                                                                                 ==================   ================

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


7.       Investments (continued)

         (a) The Company has a 50% equity investment in OVM Prestress Co. Pte. Ltd, ("OVM Singapore") a company incorporated in the Republic of Singapore. OVM Prestress Co. Pte. Ltd. is principally engaged in the provision of prestressing and related engineering services. The Company's share of earnings of OVM Singapore is included in income as earned.

                  Summarized condensed unaudited financial information of OVM Singapore as of and for the year ended December 31, 1999 is as follows:

                                                                                         US Dollars                RMB
                                                                                         ----------                ---
                  Net Sales                                                         $       399,795           3,310,300
                  Gross profit                                                      $        65,269             540,425
                  Net income                                                        $         1,161               9,618
                  Current assets                                                    $       531,812           4,403,405
                  Non-current assets                                                $       269,223           2,229,170
                  Current liabilities                                               $        83,037             687,550


         (b) During 1998, the JV acquired a 21.7% interest in Orient Prestress Company Limited ("Orient Prestress"), which was incorporated in the PRC. The Company has not adopted the equity method of accounting for Orient Prestress in the consolidated financial statements as the Company is not in a position to exercise any significant influence on the day to day management and operation of Orient Prestress.


8.       Deferred assets
                                                                                         US Dollars                RMB
         Housing loans (a)                                                          $            58                482
         Retirement costs (b)                                                                   505              4,179
                                                                                    ---------------   ----------------

                                                                                    $           563              4,661
                                                                                    ===============   ================

         (a) This represents employment incentives comprising housing loans made to two senior management staff members of the JV for the purchase of residential properties. The loans are collateralized by the properties and are interest free. The loans are being amortized as compensation expense over the period of service required of 5 to 10 years.

         (b) This represents the cost of a retirement plans entered into by the JV during 1998 for its staff and is being amortized over 20 years. Amortization for the years ended December 31, 1999 and 1998 was RMB241 (Note 13 and 17).

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


9.       Staff housing loans

                  At December 31, 1999 staff housing loans of RMB2,831 consist of housing loans advanced to the existing staff of the JV for the purchase of residential properties. The loans are collateralized by the properties purchased, bear interest at approximately 0.3% per annum and are repayable over periods of 3 to 15 years. During the year ended December 31, 1999 loans of RMB1,062 were made and RMB622 was repaid.


10.      Intangible assets

                                                                                         US Dollars                RMB
                                                                                         ----------                ---
         Goodwill                                                                $              486              4,027
         Proprietary technology and trademarks, at cost                                         420              3,480
         Accumulated amortization                                                              (151)            (1,254)
                                                                                 ------------------   ----------------

                                                                                                755              6,253
         Proprietary technology and trademarks written off
           (Note 13)                                                                           (350)            (2,901)
                                                                                 ------------------   ----------------

                                                                                 $              405              3,352
                                                                                 ==================   ================

11.      Notes payable

                  At December 31, 1999, notes payable consist of amounts payable to various banks in the PRC. RMB22,000 is collateralized by the Joint Venture Partners land use rights of certain property that includes the JV factory premises and by certain plant and machinery owned by the JV and the JV partner. All notes are due within one year of the balance sheet date and interest at a weighted average rate of 8.3% per annum was incurred during 1999 (1998: 8.4%).

12.      Other long-term debt

                  At December 31, 1999, long term debt consists of loans from the Technical Department of the Liuzhou City Government for the purpose of carrying out research and development projects. The loans are unsecured, non-interest bearing, are guaranteed by a subsidiary of the JV Partner and are repayable in 2001 except for RMB360, which is repayable in 2000. During the year ended December 31, 1999, as a result of the successful completion of certain research and development projects, loans of RMB300 were applied against research and development expense. At December 31, 1999, repayment of an additional RMB60 is contingent upon the successful completion of certain remaining projects.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

13.      Subsequent events

                  In January 2000, the Company and the Joint Venture Partner entered into various agreements resulting in the following:

         a. Termination of the Company's lease of land, buildings, property and equipment from the Joint Venture Partner.

         b. Allocation of Company personnel to the Joint Venture Partner resulting in the reduction of Company personnel and financial assets related thereto.

         c. Termination of the Company's rights to use certain intangible assets, including the "OVM" trademark.

         d. Transfer of approximately 1/3 of the Company's inventories to the Joint Venture Partner at normal selling prices excluding value added tax at 17%.

         e. Transfer of certain fixed assets included in Assets held for Sale at December 31, 1999.

                  On December 11, 1999, as a result of the pending termination of the Company's lease of land, buildings, property and equipment from the JV partner, the Company entered into a new lease agreement with an unaffiliated third party for the lease of land and buildings in which the Company's main operating facilities are to be located. The term of the lease is 25 years, beginning January 1, 2000, with annual rent of RMB1,000 for the first five years and escalating at 1% each year thereafter. In addition, on December 12, 1999 the Company entered into a lease with another unaffiliated third party for the lease of production and transportation equipment. The term of the lease is 20 years beginning January 1, 2000, with annual rent of approximately RMB767. Both of the above leases are to be treated as capital leases.

                  In January 2000, approximately 300 members of the Company's employees' left the Company and became employees of the JV Partner. Included in prepayments, deposits and other receivables, deferred assets and staff housing loans at December 31, 1999 was approximately RMB800, RMB2,400 and RMB1,946, respectively related to these employees. These assets are to be transferred to the JV Partner.

                  In December 1999, as a result of the termination of the Company's rights to use certain intangible assets, including the "OVM" trademark, the Company wrote off RMB2,901 of intangible assets. RMB2,110 was absorbed by the JV Partner resulting in a net loss to the Company of RMB791. Beginning in January 2000, Liuzhou OVM's products are marketed under a new trademark ("HVM") which is in the process of being registered by a related company, Shenzhen Hong Da Technical Company Limited ("Hong Da"). Hong Da has granted the JV the exclusive right to use the HVM trademarks without cost.

                  At December 31, 1999 the Company had identified certain buildings, plant and equipment to be transferred to the JV Partner and these are included in assets held for sale at year-end. As of April 28, 2000, the Company and the JV Partner are still negotiating the quantities and values of inventories, and values of buildings, property and equipment to be transferred to the JV Partner as well as a value for the Company's equity investment in Orient Prestress. However, management believes that the value of assets transferred will not be less than their carrying values at December 31, 1999.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

14.      Common stock and additional paid-in capital

                  The Company has issued 4,000,000 stock purchase warrants for the purchase of one share of the Company's common stock at an exercise price of US$3.00 per warrant, exercisable through December 23, 2000. An aggregate of 4,000,000 shares of common stock has been reserved for issuance upon exercise of the stock purchase warrants. All stock purchase warrants remained outstanding at December 31, 1999.

                  The Company has a stock option plan (the "Plan") that allows the Company to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance upon exercise of stock options granted under the Plan. Pursuant to the Plan, the exercise price must be at least equal to the fair market value of the shares of common stock at the date of grant. At December 31, 1999, no stock options have been granted under the Plan.

15.      Income taxes

                  It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly no U.S. corporate income taxes have been provided in these financial statements.

                  Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

                  Pursuant to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of the JV is fully exempt from Chinese national income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. The JV is also exempt from the local income tax rate throughout the term of the joint venture. Provision for income tax of 15% has been made as the three year full tax exemption commencing from the first profitable year in 1995 expired during the year. The Company's share in the JV's tax savings resulting from this tax holiday for the years ended December 31, 1999 and 1998 amounted to RMB87 and RMB360 (RMB0.01 and RMB0.04 per share), respectively.

                  OVM Prestress was formed in 1998 and is subject to business tax of 3% on sales and national and local income tax of 33%.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------



15.      Income taxes (continued)

                  A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:

                                                                                             1999                 1998
                                                                                             ----                 ----
                                                                                             RMB                  RMB
                  Statutory income tax                                                        33%                  33%

                  Computed expected tax expense                                             1,728                1,291
                  Impact of tax holiday of the JV                                            (124)                (514)
                  Item which gives rise to no tax benefit:
                     Net loss of the Company and ODL                                          413                  638
                  Others, primarily timing differences in revenue recognition                 829                  170
                                                                                 ----------------     ----------------

                  Taxation charges for the year                                             2,846                1,585
                                                                                 ================     ================

                  The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to RMB34,587 and RMB33,064 at December 31, 1999 and 1998 respectively. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. corporate income taxes. Unrecognized deferred U.S. corporate income tax in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes, as at December 31, 1999 and 1998 was RMB10,447 and RMB9,873 respectively.

                  No deferred income taxes have been provided as the effect of all temporary differences is not material.

16.      Foreign currency exchange

                  The Renminbi ("RMB") is not freely convertible into foreign currencies.

                  A single rate of exchange is quoted daily by the People's Bank of China. Enterprises operating in the PRC can enter into exchange transactions through the People's Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency, which is dependent on the foreign currency denominated earnings of the enterprises, or must be arranged through the authorized institutions. Approval for exchange at the authorized institutions is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of RMB into United States dollars or other foreign currencies can generally be effected at the authorized institutions, there is no guarantee that it can be effected at all times. At December 31, 1999 and 1998, RMB38,217 and RMB36,143, respectively, of shareholders' equity is subject to exchange conversion restrictions.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

17       Retirement plans

                  As stipulated by PRC government regulations, the JV is required to make pension contributions of 19% of basic salaries to PRC insurance companies which are organized by the PRC government. The PRC insurance companies are responsible for the payment of pension benefits to retired staff. Contributions made by the JV during the years ended December 31, 1999 and 1998 amounted to RMB1,494 and RMB1,215 respectively.

                  The JV also operates two additional retirement plans for its staff. Under one of the plans, the JV contributes 5% of basic salaries. On retirement, the staff members are entitled to a lump sum payment of the balance in their accounts. Costs incurred by the JV for this plan during the years ended December 31, 1999 and 1998 amounted to RMB207 and RMB213 respectively.

                  Under the second retirement plan, the JV made a one-time contribution of RMB4,661 in 1998. Under this retirement plan, the staff will only benefit from the plan if they work in the JV until retirement, as defined. Upon retirement, qualifying staff will receive a defined monthly pension benefit.

                  The JV has no obligation for the payment of pension benefits beyond the contributions described above.

18.      Related party transactions and balances

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

                  After the commencement of operation of the JV in 1995, the JV Partner became an investment holding company and engaged in the trading of building and construction materials, import and export of construction equipment, construction design and consultation services which are in different segments from the products and services provided by the JV. The JV Partner remains a State-owned enterprise of which the majority is owned by the Mechanical and Electrical Industrial Bureau of the Liuzhou City Government. The significant transactions of the Company with the JV Partner and its subsidiaries are summarized below:

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


18.      Related party transactions and balances (continued)

                                                                                               1999                1998
                                                                     US Dollars                 RMB                 RMB
                                                                     ----------                 ---                 ---
      Sales of raw materials                                               $276               2,283              24,960
      Sales of finished goods                                             1,162               9,619                 663
      Interest income                                                         -                   -               2,941
      Rental income from leasing of                                                                                   -
         plant and machinery                                                  7                  61                   -
      Sales of machinery                                                      4                  34                   -
      Transportation income                                                  28                 235                   -
      Services fee income                                                     4                  34
      Rental expenses for leasing of
        land and buildings, plant and
        machinery and motor vehicles                                      (303)             (2,505)             (2,553)
      Purchases of raw materials                                           (24)               (196)            (19,250)
      Sub-contracting charges                                           (1,283)            (10,621)             (7,312)
      Interest expense                                                     (59)               (489)               (553)
      Purchases of finished goods                                         (416)             (3,443)             (5,960)
      Management fees                                                      (37)               (310)                   -

                  In addition, the Company had transactions with affiliates of the JV Partner, as summarized below:

                                                                                               1999                1998
                                                                     US Dollars                 RMB                 RMB
                                                                     ----------                 ---                 ---
      Sales of raw materials                                                $ 2                  20                 924
      Sales of finished goods                                                                     -                 623
      Interest income                                                                             -                 155
      Rental expenses for leasing of
        plant and machinery                                                (95)               (784)               (824)
      Sub-contracting charges                                              (30)               (246)               (541)
      Interest expense                                                                            -                 (2)
      Purchases of raw materials                                          (185)             (1,533)                   -


--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

18.      Related party transactions and balances (continued)

                  During the years ended December 31, 1999 and 1998, the Company made sales of RMBNil and RMB460, respectively to a Hong Kong company in which two of the Company's directors have a beneficial interest and of RMB1,783 and RMBNil, respectively to OVM Prestress Engineering Company Pte. Ltd.

                  The balances with related parties are as follows:

                                                                                     US Dollars                   RMB
                     Due from related parties:
                     JV Partner                                                $           2,707                22,412
                     Director - Mr. Ching Lung Po                                          1,684                13,948
                                                                               -----------------      ----------------

                                                                               $           4,391                36,360
                                                                               =================      ================

                  During the years ended December 31, 1999 and 1998 the interest rate on amounts due from related parties was 0% and 8.4%, respectively.

                  Pursuant to an agreement dated on December 1, 1997, the JV Partner and its affiliates and subsidiaries agreed to pay the interest to Liuzhou OVM on the balances due to it. The accumulated interest charged on the balances with the JV Partner and its affiliates and subsidiaries as at December 31, 1999 amounted to RMB7,800 which has not been settled by the JV Partner. Liuzhou OVM has made a provision of RMB1,500 in respect of this matter. The balance of RMB6,300 has been transferred to amount due from a director - Mr Ching Lung Po, who has undertaken the recoverability of this amount.


19.      Supplemental cash flow information

                                                                                               1999                1998
                                                                     US Dollars                 RMB                 RMB
                                                                     ----------                 ---                 ---
         Interest paid                                                 $    335               2,772               3,891
                                                               =================   =================    ================

         Income taxes paid                                        $         345               2,861                 244
                                                               =================   =================    ================

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

20.      Financial instruments

                  The carrying amounts reported in the Company's balance sheet for current assets and current liabilities, except for bank loans and amounts resulting from related party transactions, qualifying as financial instruments approximate their fair values because of the short maturity of such instruments. The carrying amounts of bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturities. The fair value of the amount resulting from related party transactions cannot be determined due to the related party nature of the transactions.


21.      Nature of operations and concentration of risk

                  The Company manufacturers and sells substantially all prestress products used in the construction of highways, bridges and buildings in the PRC. Accordingly, the credit risk arising from accounts receivable of the JV is concentrated with the PRC government which is usually the initiator of these large scale capital projects. During the years ended December 31, 1999 and 1998, the Company also had foreign sales (primarily in Japan and Vietnam) comprising approximately 12% and 3% of total sales, respectively.

                  No customers accounted for 10% or more of the total sales of the Company during 1999 or 1998.

                  Details of the Company's purchases from suppliers, which accounted for 10% or more of the total purchases, are as follows:

                                                                                             1999                 1998
                                                                                             ----                 ----
                                                                                                %                    %
                  Purchases:
                     Hubei Huangshi Metal Materials Company                                     -                   17
                     Hubei Huangshi Dazhi Steeling Factory                                     20                   15
                     Others                                                                    80                   68
                                                                                 ----------------     ----------------

                                                                                              100                  100
                                                                                 ================     ================

                  The PRC economy has, for many years, been a centrally planned economy, operating on the basis of annual, five-year and ten-year state plans adopted by central PRC governmental authorities which set out national production and development targets. The PRC government has been pursuing economic reforms since it first adopted its "open-door" policy in 1978. There is no assurance that the PRC government will continue to pursue economic reforms or that there will not be any significant change in its economic or other policies, particularly in the event of any change in the political leadership of, or the political, economic or social conditions in the PRC. There is also no assurance that the Company will not be adversely affected by any such change in government policies or any unfavorable change in the political, economic or social conditions, the laws or regulations or the rate or method of taxation in the PRC.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

21.      Nature of operations and concentration of risk (continued)

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

22.      Distribution of profits

                  The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from the JV in the PRC.

                  Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, and the JV's articles of association, the JV is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the decision of the JV's board of directors. The appropriations to the employee welfare and incentive fund have been charged to the statements of income. The other appropriations, if any, are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the JV. In accordance with a board resolution, no appropriations were made to the reserve funds by the JV for 1999 and 1998.

                  Net income of the JV and its subsidiaries reported under US GAAP differs from that reported under PRC Rules and Regulations. Profits available for distribution are based on financial statements prepared under PRC Rules and Regulations, and at December 31, 1999 and 1998, the Company's share in the distributable profits of the JV and its subsidiaries were approximately RMB39,360 and RMB37,301, respectively.

23.      Operating lease commitments

                  At December 31, 1999, future minimum payments under operating leases for the leasing of land and buildings, plant and machinery and motor vehicles in Liuzhou from the JV Partner were RMB289, all due in 2000.

                  Rent Expense under operating leases was RMB3,461 and RMB3,495 for the years ended December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
                     OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

24.      Commitments and Contingencies

         In accordance with an agreement dated June 5, 1995 (the "Original Agreement"), the JV Partner agreed to transfer certain intangible assets including trademarks and proprietary technology and know-how relating to its products and products under development to Liuzhou OVM for a total consideration of RMB24,000 (US$2,899) (the "Transfer fee"). An annual royalty (the "Annual Royalty") calculated at 1.5% on the net sales (before VAT) is payable by Liuzhou OVM each year commencing January 1, 1997 until the Transfer fee is fully settled. By a supplementary agreement dated December 18, 1995 (the "Supplementary Agreement") entered into between Liuzhou OVM and the JV Partner, the Transfer fee was revised from RMB24,000 to RMB8,000 and the calculation of Annual Royalty was revised from 1.5% to 0.6% on the net sales before VAT. In addition, pursuant to an agreement with the JV Partner dated December 12, 1999, Liuzhou OVM agreed to stop to use the trademarks and the JV Partner agreed to waive the remaining unsettled Transfer fee. A disagreement has arisen regarding the calculation of the Transfer fee. The JV Partner is calculating the Transfer fee on the basis of the Original Agreement at 1.5% on the net sales before VAT and ignored the Supplementary Agreement. The accumulated difference in Annual Royalty as calculated from the two agreements for the period from January 1, 1997 to December 31, 1999 amounted approximately to RMB4,500. Management of Liuzhou OVM is in the process of negotiation with the JV Partner for the resolution of this matter and are confident that agreement will be reached and the Supplementary Agreement will prevail.

                  At December 31, 1999, the Company had outstanding capital commitments for purchases of equipment and moulds of approximately RMB3,383. In addition, Liuzhou OVM entered into purchase contracts subsequent to year-end, for the acquisition of the plant and machinery amounting to RMB1,369.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS                       DESCRIPTION
-------                       -----------

10.20    Agreement on Termination of Use of Intangible Assets

10.21 Agreement on the Division of Technical Information and Personnel and Other Issues

10.22    Agreement on Termination of Tangible Assets Leasing Agreement

10.23    Agreement on Leasing of Production and Transportation Equipment

10.24    Agreement on Leasing of Production and Operating Premises and Buildings

21       Subsidiaries of the Registrant

27       Financial Data Schedule