Form 10QSB
period 2000-03-31
OVM INTERNATIONAL HOLDING CORP
filed 2000-05-22
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2000
                                      --------------

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ___________ to _____________



                         OVM INTERNATIONAL HOLDING CORP.
        (Exact Name of Small Business Issuer as specified in its Charter)




         Nevada                                             88-0344135
         ------                                             ----------
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

(1)      Yes    X        No                  (2)      Yes   X      No
               ---               ------                    ---        ------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of May 15, 2000.

Traditional Small Business Disclosure Format:   Yes   [   ]    No       [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                            2000        1999        2000
                                                                            ----        ----        ----
                                                                             RMB         RMB         US$
NET SALES                                                                 20,603      35,783       2,488

COST OF SALES                                                            (11,506)    (19,163)     (1,389)
                                                                      ----------  ----------  ----------
GROSS PROFIT                                                               9,097      16,620       1,099

SELLING AND ADMINISTRATIVE
  EXPENSES                                                                (8,968)    (11,641)     (1,083)

INTEREST EXPENSES                                                           (940)       (943)       (114)

INTEREST INCOME                                                                8          85           1

OTHER INCOME/(EXPENSES), NET                                                 (30)        397          (4)
                                                                      ----------  ----------  ----------
INCOME/(LOSS) BEFORE INCOME TAXES                                           (833)      4,518        (101)

INCOME TAXES                                                                 (72)       (744)         (8)
                                                                      ----------  ----------  ----------
                                                                            (905)      3,774        (109)

MINORITY INTERESTS                                                           118      (1,260)         14
                                                                      ----------  ----------  ----------
                                                                            (787)      2,514         (95)

EQUITY IN EARNINGS OF EQUITY
  INVESTEE                                                                    11          35           1
                                                                      ----------  ----------  ----------
NET INCOME/(LOSS)                                                           (776)      2,549         (94)
                                                                      ==========  ==========  ==========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                                                                (0.06)       0.21       (0.01)
                                                                      ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                                                12,050,000  12,050,000  12,050,000
                                                                      ==========  ==========  ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                             (Amounts in thousands)

                                                            March 31,     December 31,         March 31,
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
                                               Notes      (Unaudited)           (Note)       (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                       14,444           22,859             1,744
  Accounts receivable                                          29,676           33,804             3,584
  Inventories                                    2             34,291           32,584             4,141
  Prepayments, deposits and other                              14,848            9,313             1,794
  Due from related parties                                     37,821           36,360             4,568
  Assets held for sale                                          6,609            6,609               798
                                                           ----------       ----------        ----------
Total current assets                                          137,689          141,529            16,629

Property, machinery and equipment, net           3             36,712           16,143             4,433
Investments                                                     8,614            8,332             1,040
Other assets:
  Deferred asset                                                4,923            4,661               595
  Staff housing loans                                           2,821            2,831               341
  Intangible assets                                             3,318            3,352               401
                                                           ----------       ----------        ----------
Total assets                                                  194,077          176,848            23,439
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                27,000           28,000             3,261
  Current portion of long term debt                               360              360                43
  Current portion of capital lease                                252                -                31
  Accounts payable                                             26,231           25,529             3,168
  Advance payments by customers                                10,286            7,775             1,242
  Other payables and accrued liabilities                       13,803           15,062             1,667
  Taxes payable                                                 4,785            5,873               578
                                                           ----------       ----------        ----------
Total current liabilities                                      82,717           82,599             9,990
Long term debt net of current portion                             690              690                83
Capital lease obligations                                      18,000                -             2,174
                                                           ----------       ----------        ----------
Total liabilities                                             101,407           83,289            12,247
                                                           ----------       ----------        ----------

Minority interests in consolidated                             32,318           32,436             3,903
                                                           ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Retained earnings                                              29,481           30,257             3,561
Accumulated other comprehensive income                             66               61                 8
                                                           ----------       ----------        ----------
Total shareholders' equity                                     60,352           61,123             7,289
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    194,077          176,848            23,439
                                                           ==========       ==========        ==========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (Amounts in thousands)


                                                                              Accumulated
                                                                                    Other
                                    Common      Additional       Retained   Comprehensive
                                     Stock         Paid-in       Earnings          Income          Total
                                    -----       ----------       --------   ------------          ------
                                       RMB             RMB            RMB             RMB            RMB
Balance at January 1, 2000              10          30,795         30,257              61         61,123

Comprehensive income:
  Net loss for  the period               -               -           (776)              -           (776)
  Currency          translation          -               -              -               5              5
                                    ------          ------         ------          ------         ------
Total comprehensive income                                                                          (771)
                                                                                                  ------

Balance at March 31, 2000               10          30,795         29,481              66         60,352
                                    ======          ======         ======          ======         ======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Amounts in thousands)


                                                                       Three months ended March 31,
                                                                       ----------------------------
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Net cash used in operating activities                          (4,691)          (3,498)             (567)
                                                           ----------       ----------        ----------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment             (2,682)            (835)             (324)
  Disposal of property, machinery and equipment                     -                3                 -
                                                           ----------       ----------        ----------
Net cash used in investing activities                          (2,682)            (832)             (324)
                                                           ----------       ----------        ----------

Cash flows from financing activities:
  Repayments of notes payable                                  (1,000)          (1,000)             (121)
  Increase of long term related party loan                          -              548                 -
  Principal payments under capital lease obligations              (42)               -                (5)
                                                           ----------       ----------        ----------
Net cash used in financing activities                          (1,042)            (452)             (126)
                                                           ----------       ----------        ----------

Net decrease in cash and cash equivalent                       (8,415)          (4,782)           (1,017)
Cash and cash equivalent, at beginning of period               22,859           25,419             2,761
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     14,444           20,637             1,744
                                                           ==========       ==========        ==========
Noncash investing activities:
  Property, machinery and equipment
  acquired through capital
  lease obligations                                            18,314                -             2,212
                                                           ==========       ==========        ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 2000. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                              ----                 ----
                                                                               RMB                  RMB
         Raw materials                                                      10,697                9,676
         Work in progress                                                    7,393               10,722
         Finished goods                                                     16,201               12,186
                                                                        ----------           ----------
                                                                            34,291               32,584
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                              ----                 ----
                                                                               RMB                  RMB
         At cost:
           Buildings                                                        11,689                  741
           Plant and machinery                                              35,284               25,236
                                                                        ----------           ----------
                                                                            46,973               25,977
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                           187                   41
           Plant and machinery                                              10,074                9,793
                                                                        ----------           ----------
                                                                            10,261                9,834
                                                                        ----------           ----------
         Property, machinery and equipment, net                             36,712               16,143
                                                                        ==========           ==========

4.       MATERIAL AGREEMENTS

         In January 2000, the Company entered into various agreements with Liuzhou OVM Joint Stock Company Limited (the "JV Partner"), which has resulted in the following:

         a. Termination of the Company's lease of land, buildings, property and equipment from the JV Partner.

         b. Allocation of Company personnel to the JV Partner resulting in the reduction of Company personnel and financial assets related thereto.

         c. Termination of the Company's rights to use certain intangible assets, including the "OVM" trademark.

         d. Transfer of approximately 1/3 of the Company's inventories to the JV Partner at normal selling prices excluding value added tax at 17%.

         e. Transfer of certain fixed assets included in Assets held for Sale at December 31, 1999.


         On December 11, 1999, in anticipation of the termination of the Company's lease of land, buildings, property and equipment from the JV Partner, the Company entered into a new lease agreement with an unaffiliated third party for the lease of land and buildings in which the Company's main operating facilities are located. The term of the lease is 25 years, beginning January 1, 2000, with annual rent of RMB1 million for the first five years and escalating at 1% each year thereafter. In addition, on December 12, 1999, the Company entered into a lease with another unaffiliated third party for the lease of production and transportation equipment. The term of the lease is 20 years beginning January 1, 2000, with annual rent of approximately RMB767,000. Both of the above leases are to be treated as capital leases.

         In January 2000, approximately 300 of the Company's employees left the Company and became employees of the JV Partner. Included in prepayments, deposits and other receivables, deferred assets and staff housing loans at March 31, 2000 was approximately RMB800,000, RMB2,400,000 and RMB1,946,000, respectively related to these employees. These assets are expected to be transferred to the JV Partner in the second quarter of 2000.

         Since January 2000, the Company's products are being marketed under a new trademark ("HVM"), which is in the process of being registered by a related company, Shenzhen Hong Da Technical Company Limited ("Hong Da"). Hong Da has granted the Company the exclusive right to use the HVM trademarks, without cost.

         At December 31, 1999, the Company had identified certain buildings, plant and equipment to be transferred to the JV Partner and these are included in assets held for sale at March 31, 2000. As of May 19, 2000, the Company and the JV Partner are still negotiating the quantities and values of inventories, and values of buildings, property and equipment to be transferred to the JV Partner. However, management believes that the value of assets transferred will not be less than their carrying values at March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         NET SALES AND GROSS PROFIT. Net sales for the first quarter of fiscal 2000 decreased by RMB15,180,000 (US$1,833,000) or 42.4% to RMB20,603,000
(US$2,488,000), compared to RMB35,783,000 (US$4,322,000) for the corresponding period in 1999. The decrease was mainly due to the Company's relocation to new production and office facilities. It is expected that additional contracts will be completed during the second quarter and that corresponding sales will be reflected in that period.

         Gross profit decreased by RMB7,523,000 (US$909,000) or 45.3% to RMB9,097,000 (US$1,099,000) for the first quarter of fiscal 2000 compared to RMB16,620,000 (US$2,007,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in sales during the current period.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the first quarter of fiscal 2000 decreased by RMB2,673,000 (US$323,000) or 23.0% to RMB8,968,000 (US$1,083,000), compared to RMB11,641,000
(US$1,406,000) for the corresponding period in 1999. The decrease was mainly due to a decrease in selling expenses as a result of a decrease in sales, and a decrease in salary expenses as some of the staff was transferred to the PRC joint venture partner.

         INTEREST INCOME/EXPENSE. Interest expense for the first quarter of fiscal 2000 was RMB940,000 (US$114,000) which was comparable to RMB943,000 (US$114,000) in the corresponding period of the prior year. The Company has financed its acquisition of property, machinery and equipment in the first quarter of fiscal 2000 by capital leases totaling RMB18,314,000 (US$2,212,000). Although there was a decrease in interest expense in the first quarter of fiscal 2000 on notes payable, resulting from the decrease in average bank borrowing rates and outstanding notes payable, it was offset by the interest expense arising from the capital lease obligations. Interest income deceased significantly from RMB85,000 (US$10,000) for the first quarter of fiscal 1999 compared to RMB8,000 (US$1,000) for the corresponding period of fiscal 2000. The decrease was due to a decrease in average bank balances during the current period.

         OTHER INCOME/(EXPENSES), NET Other income for the first quarter of 1999 amounted to RMB397,000 (US$48,000), and mainly represented income received on rental of machinery to certain related parties. Expenses recorded by the Company for the first quarter of 2000 amounted to RMB30,000 (US$4,000) as the Company made a donation to a charitable organization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB54,972,000 (US$6,639,000) as of March 31, 2000 compared to RMB58,930,000 (US$7,117,000) as of December 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 was RMB4,691,000 (US$567,000) as compared to RMB3,498,000
(US$422,000) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's capital expenditure on property, machinery and equipment for the first quarter of fiscal 2000 was RMB18,314,000 (US$2,212,000), which was financed by capital leases.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1999. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended March 31, 2000, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OVM INTERNATIONAL HOLDING CORP.





May 19, 2000                            By:/s/ Ching Lung Po
                                           ----------------------------------
                                           Ching Lung Po, President



                                        By:/s/ Deng Xiao Qiong
                                           -----------------------------------
                                           Deng Xiao Qiong, Principal Financial
                                           and Accounting Officer