Form 10QSB
period 2000-06-30
OVM INTERNATIONAL HOLDING CORP
filed 2000-08-17
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2000
                                      -------------

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

(1)   Yes    [X]    No    [ ]             (2)    Yes   [X]     No    [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of August 14, 2000.

Traditional Small Business Disclosure Format:   Yes      [   ]    No       [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


                                                     Three Months Ended June 30,                   Six Months Ended June 30,
                                                     ---------------------------                   -------------------------
                                                   2000        1999          2000            2000            1999            2000
                                                   ----        ----          ----            ----            ----            ----
                                                   RMB          RMB            US$            RMB             RMB            US$
NET SALES                                        40,447        45,065          4,885         61,050           80,848         7,373

COST OF SALES                                   (33,765)      (25,808)        (4,078)       (45,271)         (44,971)       (5,467)
                                               --------      --------        -------        -------          -------       -------
GROSS PROFIT                                      6,682        19,257            807         15,779           35,877         1,906

SELLING AND ADMINISTRATIVE
  EXPENSES                                       (9,502)      (12,145)        (1,148)       (18,470)         (23,786)       (2,231)

INTEREST EXPENSES                                  (279)         (947)           (34)        (1,219)          (1,890)         (147)

INTEREST INCOME                                     130            45             16            138              130            17

OTHER INCOME/(EXPENSES), NET                     (1,492)          256           (180)        (1,522)             653          (184)
                                            -----------   -----------     ----------     ----------     ------------    ----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                          (4,461)        6,466           (539)        (5,294)          10,984          (639)

INCOME TAXES                                     (2,813)       (1,066)          (340)        (2,885)          (1,810)         (349)
                                            -----------   -----------     ----------     ----------     ------------    ----------
                                                 (7,274)        5,400           (879)        (8,179)           9,174          (988)

MINORITY INTERESTS                                2,024        (1,802)           245          2,142           (3,062)          259
                                            -----------   -----------     ----------     ----------     ------------    ----------
                                                 (5,250)        3,598           (634)        (6,037)           6,112          (729)

EQUITY IN EARNINGS OF EQUITY
  INVESTEE                                            2            82             --             13              117             1
                                            -----------   -----------     ----------     ----------     ------------    ----------
NET INCOME/(LOSS)                                (5,248)        3,680           (634)        (6,024)           6,229          (728)
                                            ===========   ===========     ==========     ==========     ============    ==========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                                       (0.44)         0.31          (0.05)         (0.50)            0.52         (0.06)
                                            ===========   ===========     ==========     ==========     ============    ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                       12,050,000    12,050,000     12,050,000     12,050,000       12,050,000    12,050,000
                                            ===========   ===========     ==========     ==========     ============    ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                             (Amounts in thousands)

                                                             June 30,     December 31,          June 30,
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
                                               Notes      (Unaudited)           (Note)       (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                        9,888           22,859             1,194
  Accounts receivable                                          33,743           33,804             4,075
  Inventories                                    2             19,256           32,584             2,326
  Prepayments, deposits and other                              12,124            9,313             1,464
  Due from related parties                                     38,891           36,360             4,697
  Assets held for sale                                              -            6,609                 -
                                                           ----------       ----------        ----------
Total current assets                                          113,902          141,529            13,756

Property, machinery and equipment, net           3             34,643           16,143             4,184
Investments                                                     8,616            8,332             1,041
Other assets:
  Deferred asset                                                1,989            4,661               240
  Staff housing loans                                             868            2,831               105
  Intangible assets                                             3,284            3,352               397
                                                           ----------       ----------        ----------
Total assets                                                  163,302          176,848            19,723
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                 9,000           28,000             1,087
  Current portion of long term debt                               510              360                62
  Current portion of capital lease                                256                -                31
  Accounts payable                                             31,488           25,529             3,803
  Advance payments by customers                                 7,110            7,775               858
  Other payables and accrued liabilities                        9,499           15,062             1,147
  Taxes payable                                                 1,550            5,873               187
                                                           ----------       ----------        ----------
Total current liabilities                                      59,413           82,599             7,175
Long term debt net of current portion                             540              690                65
Capital lease obligations                                      17,934                -             2,166
                                                           ----------       ----------        ----------
Total liabilities                                              77,887           83,289             9,406
                                                           ----------       ----------        ----------

Minority interests in consolidated                             30,294           32,436             3,659
                                                           ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,720
Retained earnings                                              24,233           30,257             2,927
Accumulated other comprehensive income                             83               61                10
                                                           ----------       ----------        ----------
Total shareholders' equity                                     55,121           61,123             6,658
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    163,302          176,848            19,723
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

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                      AND COMPREHENSIVE INCOME (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Amounts in thousands)




                                                                              Accumulated
                                                                                    Other
                                    Common      Additional       Retained   Comprehensive
                                    Stock         Paid-in        Earnings          Income          Total
                                 --------         --------  ---- --------  -------------      ----------
                                       RMB             RMB            RMB             RMB            RMB
Balance at January 1, 2000              10          30,795         30,257              61         61,123

Comprehensive income:
  Net loss for  the period               -               -         (6,024)              -         (6,024)
  Currency translation                   -               -              -              22             22
                                 ---------      ----------     ----------      ----------     ----------
Total comprehensive income                                                                        (6,002)
                                                                                              ----------

Balance at June 30, 2000                10          30,795         24,233              83         55,121
                                 =========      ==========     ==========      ==========     ==========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Amounts in thousands)


                                                                        Six months ended June 30,
                                                                        -------------------------
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Net cash provided by/(used in) operating activities              (4,836)            7,784           (584)
                                                                -------           -------        -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment               (7,011)           (1,141)          (847)
  Disposal of property, machinery and equipment                      --                 7             --
                                                                -------           -------        -------
Net cash used in investing activities                            (7,011)           (1,134)          (847)
                                                                -------           -------        -------

Cash flows from financing activities:
  Repayments of notes payable                                    (1,000)           (2,000)          (121)
  Increase of long term related party loan                           --               288             --
  Principal payments under capital lease obligations               (124)               --            (15)
                                                                -------           -------        -------
Net cash used in financing activities                            (1,124)           (1,712)          (136)
                                                                -------           -------        -------

Net increase/(decrease) in cash and cash equivalent             (12,971)            4,938         (1,567)
Cash and cash equivalent, at beginning of period                 22,859            25,419          2,761
                                                                -------           -------        -------
Cash and cash equivalent, at end of period                        9,888            30,357          1,194
                                                                =======           =======        =======

Non-cash investing activities:
  Property, machinery and equipment acquired
    through capital lease obligations                            18,314                --          2,212
                                                                =======           =======        =======

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 2000. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                              ----                 ----
                                                                               RMB                  RMB
         Raw materials                                                       4,809                9,676
         Work in progress                                                      949               10,722
         Finished goods                                                     13,498               12,186
                                                                        ----------           ----------
                                                                            19,256               32,584
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                              ----                 ----
                                                                               RMB                  RMB
         At cost:
           Buildings                                                        11,689                  741
           Plant and machinery                                              33,901               25,236
                                                                        ----------           ----------
                                                                            45,590               25,977
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                           256                   41
           Plant and machinery                                              10,691                9,793
                                                                        ----------           ----------
                                                                            10,947                9,834
                                                                        ----------           ----------
         Property, machinery and equipment, net                             34,643               16,143
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


         On December 11, 1999, as a result of the pending termination of the Company's lease of land, buildings, property and equipment from the JV Partner, the Company entered into a new lease agreement with an unaffiliated third party for the lease of land and buildings in which the Company's main operating facilities are located. The term of the lease is 25 years, beginning January 1, 2000, with annual rent of RMB1 million (US$121,000) for the first five years and escalating at 1% each year thereafter. In addition, on December 12, 1999, the Company entered into a lease with another unaffiliated third party for the lease of production and transportation equipment. The term of the lease is 20 years beginning January 1, 2000, with annual rent of approximately RMB767,000 (US$93,000). Both of the above leases are to be treated as capital leases.

         In January 2000, approximately 300 members of the Company's employees' left the Company and became employees of the JV Partner. Certain assets which were included in prepayments, deposits and other receivables, deferred assets and staff housing loans and amounted to RMB787,000 (US$95,000), RMB3,254,000 (US$393,000)and RMB2,034,000 (US$246,000),
         respectively related to these employees were transferred to the JV Partner in the second quarter of 2000.

         Beginning in January 2000, the Company's products are marketed under a new trademark ("HVM"), which is in the process of being registered by a related company, Shenzhen Hong Da Technical Company Limited ("Hong Da"). Hong Da has granted the Company the exclusive right to use the HVM trademarks without cost.

         The Company sold certain inventories and buildings, plant and equipment to the JV Partner in the second quarter of 2000 at their carrying values of RMB15,041,000 (US$1,817,000) and RMB9,515,000 (US$1,149,000),
         respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         NET SALES AND GROSS PROFIT. Net sales for the first half of fiscal 2000 decreased by RMB19,798,000 (US$2,391,000) or 24.5% to RMB61,050,000
(US$7,373,000), compared to RMB80,848,000 (US$9,764,000) for the corresponding period in 1999. The decrease was mainly due to the Company's relocation to new production and office facilities in early 2000 and the production facilities are not yet operating at full capacity. The Company also experienced competition from its JV Partner.

         Gross profit decreased by RMB20,098,000 (US$2,427,000) or 56.0% to RMB15,779,000 (US$1,906,000) for the first half of fiscal 2000 compared to RMB35,877,000 (US$4,333,000) in the corresponding period of the prior year. The decrease was due to the decrease in sales during the current period and the sale of certain inventories to the JV Partner, amounting to RMB15,041,000 (US$1,817,000), at their carrying values.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the first half of fiscal 2000 decreased by RMB5,316,000 (US$642,000) or 22.3% to RMB18,470,000 (US$2,231,000), compared to RMB23,786,000
(US$2,873,000) for the corresponding period in 1999. The decrease was mainly due to a decrease in selling expenses as a result of a decrease in sales, and a decrease in salary expenses as some of the staff was transferred to the JV Partner.

         INTEREST INCOME/EXPENSE. Interest expense for the first half of fiscal 2000 decreased by RMB671,000 (US$81,000) or 35.5% to RMB1,219,000 (US$147,000),
compared to RMB1,890,000 (US$228,000) in the corresponding period of the prior year. The Company has financed its acquisition of property, machinery and equipment in the fiscal 2000 by capital leases totaling RMB18,314,000 (US$2,212,000). Although there was a decrease in interest expense in the first half of fiscal 2000 on notes payable, resulting from the decrease in average bank borrowing rates and outstanding notes payable, it was partially offset by the interest expense arising from the capital lease obligations. Interest income for the first half of fiscal 2000 was RMB138,000 (US$17,000) which was comparable to RMB130,000 (US$16,000) in the corresponding period of the prior year.

         OTHER INCOME/(EXPENSES), NET Other income for the first half of 1999 amounted to RMB653,000 (US$79,000), and mainly represented income received on rental of machinery to certain related parties. Expenses recorded by the Company for the first half of 2000 amounted to RMB1,522,000 (US$184,000), and mainly arose from a sales return by a customer.

         INCOME TAXES. Pursuant to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1966, the income of the JV is fully exempted from Chinese national income tax for three years commencing from first profitable year of operations in 1995 followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. The JV is also exempt from the local income tax rate throughout the term of the joint venture. However, the National Tax Bureau has revoked the preferential rate approval in 2000 such that the income of the JV is only fully exempted from Chinese national income tax for two years commencing from first profitable year of operation in 1995 followed by a 50% exemption for the next three years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. Accordingly, the Company has made additional provisions in the current year for the income taxes assessed for fiscal year 1997.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         NET SALES AND GROSS PROFIT. Net sales for the second quarter of fiscal 2000 decreased by RMB4,618,000 (US$558,000) or 10.2% to RMB40,447,000
(US$4,885,000), compared to RMB45,065,000 (US$5,443,000) for the corresponding period in 1999. The decrease was mainly due to the Company's relocation to new production and office facilities in early 2000, which were not operated at full capacity during the quarter. During the second quarter of fiscal 2000, the Company sold certain inventories to the JV Partner at their carrying value which amounted to RMB15,041,000 (US$1,817,000).

         Gross profit decreased by RMB12,575,000 (US$1,519,000) or 65.3% to RMB6,682,000 (US$807,000) for the second quarter of fiscal 2000 compared to RMB19,257,000 (US$2,326,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in sales during the current period and inventory sales to the JV Partner which were made at their carrying values.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the second quarter of fiscal 2000 decreased by RMB2,643,000 (US$319,000) or 21.8% to RMB9,502,000 (US$1,148,000), compared to RMB12,145,000
(US$1,467,000) for the corresponding period in 1999. The decrease was mainly due to a decrease in selling expenses as a result of a decrease in sales, and a decrease in salary expenses as some of the staff were transferred to the JV Partner.

         INTEREST INCOME/EXPENSE. Interest expense for the second quarter of fiscal 2000 decreased by RMB668,000 (US$80,000) or 70.5% to RMB279,000
(US$34,000), compared to RMB947,000 (US$114,000) for the corresponding period of the prior year. The Company has financed its acquisition of property, machinery and equipment in fiscal 2000 by capital leases totaling RMB18,314,000 (US$2,212,000). The decrease in interest expense in the second quarter of fiscal 2000, resulted from the decrease in average bank borrowing rates and a reduction in outstanding notes payable, which was only partially offset by the interest expense arising from the capital lease obligations. Interest income increased from RMB45,000 (US$5,000) for the second quarter of fiscal 1999 compared to RMB130,000 (US$16,000) for the corresponding period of fiscal 2000. The increase was due to an increase in average bank balances during the current period.

         OTHER INCOME/(EXPENSES), NET Other income for the second quarter of 1999 amounted to RMB256,000 (US$31,000), and mainly represented income received on rental of machinery to certain related parties. Expenses recorded by the Company for the second quarter of 2000 amounted to RMB1,492,000 (US$180,000), and mainly arose from a sales return by a customer.

         INCOME TAXES. See discussion of income taxes under comparison of six months ended June 30, 2000 compared to six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB54,489,000 (US$6,581,000) as of June 30, 2000 compared to RMB58,930,000 (US$7,117,000) as of December 31, 1999. Net cash used in operating activities for the six months ended June 30, 2000 was RMB4,836,000 (US$584,000) as compared to net cash provided by operating activities of RMB7,784,000 (US$940,000) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the first half of fiscal 2000 were RMB25,325,000 (US$3,059,000), of which 18,314,000
(US$2,212,000) was financed by capital leases.

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

         As of June 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended June 30, 2000, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OVM INTERNATIONAL HOLDING CORP.





August 16, 2000                        By:/s/ Ching Lung Po
                                             ----------------------------------
                                          Ching Lung Po, President



                                       By:/s/ Deng Xiao Qiong
                                          -----------------------------------
                                          Deng Xiao Qiong, Principal Financial
                                          and Accounting Officer