Form 10QSB
period 2000-09-30
OVM INTERNATIONAL HOLDING CORP
filed 2000-11-14
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2000
                                      ------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of November 13, 2000.

Traditional Small Business Disclosure Format:      Yes      [ ]    No       [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                    -----------------------------------------    -----------------------------------------
                                        2000          1999            2000          2000           1999           2000
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                         RMB           RMB             US$           RMB            RMB             US$

NET SALES                                25,542         46,519          3,085         86,592        127,367         10,458

COST OF SALES                           (13,798)       (30,330)        (1,667)       (59,069)       (75,301)        (7,134)
                                    -----------    -----------    -----------    -----------    -----------    -----------
GROSS PROFIT                             11,744         16,189          1,418         27,523         52,066          3,324

SELLING AND ADMINISTRATIVE
  EXPENSES                              (10,302)       (11,270)        (1,244)       (28,772)       (35,056)        (3,475)

INTEREST EXPENSES                          (430)          (744)           (52)        (1,649)        (2,634)          (199)

INTEREST INCOME                              32             76              4            170            206             21

OTHER INCOME/(EXPENSES), NET                256            211             31         (1,266)           864           (153)
                                    -----------    -----------    -----------    -----------    -----------    -----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                   1,300          4,462            157         (3,994)        15,446           (482)

INCOME TAXES                               (715)          (290)           (86)        (3,600)        (2,100)          (435)
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                            585          4,172             71         (7,594)        13,346           (917)

MINORITY INTERESTS                         (281)        (1,368)           (34)         1,861         (4,430)           225
                                    -----------    -----------    -----------    -----------    -----------    -----------
                                            304          2,804             37         (5,733)         8,916           (692)

EQUITY IN EARNINGS OF EQUITY
  INVESTEE                                   13              3              1             26            120              3
                                    -----------    -----------    -----------    -----------    -----------    -----------
NET INCOME/(LOSS)                           317          2,807             38         (5,707)         9,036           (689)
                                    ===========    ===========    ===========    ===========    ===========    ===========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                                0.03           0.23             --          (0.47)          0.75          (0.06)
                                    ===========    ===========    ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING               12,050,000     12,050,000     12,050,000     12,050,000     12,050,000     12,050,000
                                    ===========    ===========    ===========    ===========    ===========    ===========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                             (Amounts in thousands)

                                                         September 30,    December 31,   September 30,
                                                                  2000            1999            2000
                                                               -------         -------         -------
                                                                   RMB             RMB             US$
                                               Notes       (Unaudited)          (Note)     (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                         6,846          22,859             827
  Accounts receivable                             2             38,674          33,804           4,671
  Inventories                                                   23,364          32,584           2,822
  Prepayments, deposits and other                               11,689           9,313           1,412
receivables

  Due from related parties                                      40,591          36,360           4,902
  Assets held for sale                                              --           6,609              --
                                                               -------         -------         -------
Total current assets                                           121,164         141,529          14,634

Property, machinery and equipment, net            3             35,001          16,143           4,227
Investments                                                      9,208           8,332           1,112
Other assets:
  Deferred asset                                                 1,966           4,661             237
  Staff housing loans                                              838           2,831             101
  Intangible assets                                              3,251           3,352             393
                                                               -------         -------         -------
Total assets                                                   171,428         176,848          20,704
                                                               =======         =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                 11,000          28,000           1,328
  Current portion of long term debt                                510             360              61
  Current portion of capital lease obligations                     262              --              32


  Accounts payable                                              33,980          25,529           4,104
  Advance payments by customers                                  8,371           7,775           1,011
  Other payables and accrued liabilities                        11,357          15,062           1,372
  Taxes payable                                                  1,523           5,873             184
                                                               -------         -------         -------
Total current liabilities                                       67,003          82,599           8,092
Long term debt net of current portion                              540             690              65
Capital lease obligations                                       17,867              --           2,158
                                                               -------         -------         -------
Total liabilities                                               85,410          83,289          10,315
                                                               -------         -------         -------

Minority interests in consolidated                              30,575          32,436           3,693
subsidiaries                                                        --              --              --

Shareholders' equity:
  Common  stock, 40,000,000 shares, par value of
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                          10              10               1
Additional paid-in capital                                      30,795          30,795           3,719
Retained earnings                                               24,550          30,257           2,965
Accumulated other comprehensive income                              88              61              11
                                                               -------         -------         -------
Total shareholders' equity                                      55,443          61,123           6,696
                                                               -------         -------         -------

Total liabilities and shareholders' equity                     171,428         176,848          20,704
                                                               =======         =======         =======


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Amounts in thousands)


                                                                           Accumulated
                                                             Additional          Other
                                                  Common        Paid-in       Retained   Comprehensive
                                                   Stock        Capital       Earnings          Income          Total
                                                 -------        -------        -------         -------        -------
                                                     RMB            RMB            RMB             RMB            RMB
Balance at January 1, 2000                            10         30,795         30,257              61         61,123

Comprehensive income:
  Net loss for  the period                            --             --         (5,707)             --         (5,707)
  Currency translation adjustments                    --             --             --              27             27
                                                 -------        -------        -------         -------        -------
Total comprehensive income                                                                                     (5,680)
                                                                                                              -------

Balance at September 30, 2000                         10         30,795         24,550              88         55,443
                                                 =======        =======        =======         =======        =======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Amounts in thousands)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                       2000               1999               2000
                                                                    -------            -------            -------
                                                                        RMB                RMB                US$

Net cash provided by/(used in) operating activities                 (11,147)            15,583             (1,346)
                                                                    -------            -------            -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment                   (6,051)            (2,537)              (731)
  Disposal of property, machinery and equipment                          --                  7                 --
                                                                    -------            -------            -------
Net cash used in investing activities                                (6,051)            (2,530)              (731)
                                                                    -------            -------            -------

Cash flows from financing activities:
  Increase in notes payable                                           2,000                 --                242
  Repayments of notes payable                                        (1,000)            (9,860)              (121)
  Increase of long term related party loan                               --                 20                 --
  Increase of other long term debt                                       --                300                 --
  Principal payments under capital lease obligations                    185                 --                 22
                                                                    -------            -------            -------
Net cash used in financing activities                                 1,185             (9,540)               143
                                                                    -------            -------            -------

Net increase/(decrease) in cash and cash equivalent                 (16,013)             3,513             (1,934)
Cash and cash equivalent, at beginning of period                     22,859             25,419              2,761
                                                                    -------            -------            -------
Cash and cash equivalent, at end of period                            6,846             28,932                827
                                                                    =======            =======            =======

Non-cash financing activities:
  Note payable to JV Partner off
    set against receivable from
    JV Partner                                                       18,000                 --              2,174
                                                                    =======            =======            =======

Non-cash investing activities:
  Property, machinery and equipment acquired
    through capital lease obligations                                18,314                 --              2,212
                                                                    =======            =======            =======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at September 30, 2000. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                     September 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         Raw materials                                                       5,150                9,676
         Work in progress                                                    3,010               10,722
         Finished goods                                                     15,204               12,186
                                                                            ------               ------
                                                                            23,364               32,584
                                                                            ======               ======

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB

         At cost:
           Buildings                                                        11,689                  741
           Plant and machinery                                              35,157               25,236
                                                                            ------               ------
                                                                            46,846               25,977
                                                                            ------               ------
         Accumulated depreciation:
           Buildings                                                           369                   41
           Plant and machinery                                              11,476                9,793
                                                                            ------               ------
                                                                            11,845                9,834
                                                                            ------               ------
         Property, machinery and equipment, net                             35,001               16,143
                                                                            ======               ======

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

         In January 2000, approximately 300 of the Company's employees' left the Company and became employees of the JV Partner. Certain assets which were included in prepayments, deposits and other receivables, deferred assets and staff housing loans and amounted to RMB787,000 (US$95,000), RMB3,254,000 (US$393,000) and RMB2,034,000 (US$246,000), respectively related to these employees were transferred to the JV Partner in the second quarter of 2000. Approximately 100 of these employees have been replaced for continuing operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES AND GROSS PROFIT. Net sales for the nine months ended September 30, 2000 decreased by RMB40,775,000 (US$4,925,000) or 32.0% to
RMB86,592,000 (US$10,458,000), compared to RMB127,367,000 (US$15,382,000) for the corresponding period in 1999. The decrease was mainly due to the Company's relocation to new production and office facilities in early 2000 and the production facilities are not yet operating at full capacity. The Company also experienced competition from its JV Partner.

         Gross profit decreased by RMB24,543,000 (US$2,964,000) or 47.1% to RMB27,523,000 (US$3,324,000) for the nine months ended September 30, 2000 compared to RMB52,066,000 (US$6,288,000) in the corresponding period of the prior year. The decrease was due to the decrease in sales during the current period and the sale of certain inventories to the JV Partner, amounting to RMB15,041,000 (US$1,817,000) at their carrying values.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended September 30, 2000 decreased by RMB6,284,000 (US$759,000) or 17.9% to RMB28,772,000 (US$3,475,000), compared to RMB35,056,000
(US$4,234,000) for the corresponding period in 1999. The decrease was mainly due to a decrease in selling expenses as a result of a decrease in sales, and a decrease in salary expenses as some of the staff was transferred to the JV Partner.

         INTEREST INCOME/EXPENSE. Interest expense for the nine months ended September 30, 2000 decreased by RMB985,000 (US$119,000) or 37.4% to RMB1,649,000
(US$199,000), compared to RMB2,634,000 (US$318,000) in the corresponding period of the prior year. The Company has financed its acquisition of property, machinery and equipment in fiscal 2000 by capital leases totaling RMB18,314,000 (US$2,212,000). Although there was a decrease in interest expense in the nine months ended September 30, 2000 on notes payable, resulting from the decrease in average bank borrowing rates and outstanding notes payable, it was partially offset by the interest expense arising from the capital lease obligations. Interest income for the nine months ended September 30, 2000 decreased by RMB36,000 (US$4,000) or 17.5% to RMB170,000 (US$21,000),compared to RMB206,000
(US$25,000) in the corresponding period in prior year. The decrease was mainly due to a decrease in average bank balances during the current period.

         OTHER INCOME/(EXPENSES), NET Other income for the nine months ended September 30, 1999 amounted to RMB864,000 (US$104,000), and mainly represented income received on rental of machinery to certain related parties. Expenses recorded by the Company for the nine months ended September 30, 2000 amounted to RMB1,266,000 (US$153,000), and mainly arose from a sales return by a customer during the second quarter.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         NET SALES AND GROSS PROFIT. Net sales for the third quarter of fiscal 2000 decreased by RMB20,977,000 (US$2,533,000) or 45.1% to RMB25,542,,000
(US$3,085,000), compared to RMB46,519,000 (US$5,618,000) for the corresponding period in 1999. The decrease was mainly due to the Company's relocation to new production and office facilities in early 2000, which were not operated at full capacity during the quarter. The Company also experienced competition from its JV Partner.

         Gross profit decreased by RMB4,445,000 (US$537,000) or 27.5% to RMB11,744,000 (US$1,418,000) for the third quarter of fiscal 2000 compared to RMB16,189,000 (US$1,955,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in sales during the current period. However, the Company earned a higher gross profit margin on sales in the third quarter of 2000 compared to that of the corresponding period in 1999, due to improved market conditions and the lower cost of production after the Company's relocation of production facilities in early 2000.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the third quarter of fiscal 2000 decreased by RMB968,000 (US$117,000) or 8.59% to RMB10,302,000 (US$1,244,000), compared to RMB11,270,000
(US$1,361,000) for the corresponding period in 1999. The decrease was mainly due to a decrease in selling expenses as a result of a decrease in sales, and a decrease in salary expenses as some of the staff were transferred to the JV Partner.

         INTEREST INCOME/EXPENSE. Interest expense for the third quarter of fiscal 2000 decreased by RMB314,000 (US$38,000) or 42.2% to RMB430,000
(US$52,000), compared to RMB744,000 (US$90,000) for the corresponding period of the prior year. The Company has financed its acquisition of property, machinery and equipment in fiscal 2000 by capital leases totaling RMB18,314,000 (US$2,212,000). The decrease in interest expense in the third quarter of fiscal 2000, resulted from the decrease in average bank borrowing rates and a reduction in outstanding notes payable, which was only partially offset by the interest expense arising from the capital lease obligations. Interest income decreased from RMB76,000 (US$9,000) for the third quarter of fiscal 1999 compared to RMB32,000 (US$4,000) for the corresponding period of fiscal 2000. The decrease was due to an decrease in average bank balances during the current period.

         OTHER INCOME/(EXPENSES), NET Other income for the third quarter of 1999 and 2000 mainly represented income received on rental of machinery, service income and sales of packaging materials to customers.

         INCOME TAXES. See discussion of income taxes under comparison of nine months ended September 30, 2000 compared to nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB54,161,000 (US$6,541,000) as of September 30, 2000 compared to RMB58,930,000 (US$7,117,000)
as of December 31, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 was RMB11,147,000 (US$1,346,000) as compared to net cash provided by operating activities of RMB15,583,000 (US$1,882,000) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the nine months ended September 30, 2000 were RMB24,365,000 (US$2,943,000), of which 18,314,000 (US$2,212,000) was financed by capital leases.

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

         As of September 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

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

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 27 - Financial Data Schedule (Electronic filing only).

(b) During the three months ended September 30, 2000, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OVM INTERNATIONAL HOLDING CORP.





November 13, 2000                  By:/s/ Ching Lung Po
                                         ----------------------------------
                                          Ching Lung Po, President

                                   By:/s/ Deng Xiao Qiong

                                         -----------------------------------
                                          Deng Xiao Qiong, Principal Financial
                                          and Accounting Officer