Form 10KSB
period 2000-12-31
OVM INTERNATIONAL HOLDING CORP
filed 2001-05-16
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

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

                     ROOM 2105, WEST TOWER, SHUN TAK CENTRE
                  200 CONNAUGHT ROAD C., SHEUNG WAN, HONG KONG
                  --------------------------------------------
               (Address and Principal Executive Offices)(Zip Code)

                                 (852)2810-6226
                (Issuer's Telephone Number, Including Area Code)

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

State registrant's revenues for the year ended December 31, 2000.  $11,930,000

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 2001 computed by reference to the closing bid price of the registrant's Common Stock as reported by THE WALL STREET JOURNAL on that date. $7,950,000

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 30, 2001, was 12,050,000.

Transitional Small Business Disclosure Format (check one):

         Yes [ ]         No  [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "US Dollars" or "US$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). OVM International Holding Corporation (the "Company") and HVM Development Limited ("HDL") maintain their accounts in US Dollars and Hong Kong Dollars, respectively. Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM") and Liuzhou OVM Prestress Construction Company Limited (the "Construction Company") maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to US Dollars and from Hong Kong Dollars to US Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to US Dollars or from US dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2000, which was US$1.00 = Rmb8.28. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into US Dollars or other currencies. Translations from Hong Kong Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2000, which was US$1.00 = HK$7.80. All foreign exchange transactions take place in the PRC either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or US Dollars amounts referred to herein could be converted into US Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.


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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION
------------

         OVM International Holding Corporation (the "Company") was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990. Thereafter, the Company engaged in a reorganization and on several occasions sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, the Company changed its name to Intermark Development Corporation. On November 4, 1996, the Company acquired all of the capital stock of HVM Development Limited ("HDL"), formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation.

         HDL owns a 70 percent equity interest in Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM"), a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC") on May 10, 1995. The PRC joint venture partner is Liuzhou Construction Machinery General Factory (the "Factory"), which was a PRC State-owned enterprise. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 known as Liuzhou OVM Joint Stock Company Limited (the "Stock Company"). HDL and the Stock Company are parties to the Articles of Association and Joint Venture Contract dated April 18, 1995 which establishes the basis of their relationship. The joint venture contract is for a 30-year term which may be terminated under certain limited circumstances as agreed upon by the parties. These Articles establish a board of directors consisting of seven persons, a majority of which are designated by HDL. The board of directors has responsibility for all major financial and operations decisions relating to the activities of the venture which require approval of a simple majority of directors (i.e. over 50%), although all major decisions affecting the structure of the joint venture require unanimous approval of the directors. Day-to-day operations of the joint venture are overseen by the general manager and other deputy general managers. The general manager is nominated and appointed by the board of directors of the joint venture. HDL, in addition to providing initial cash contributions to the joint venture, is responsible to assist in the purchase of machinery and equipment outside the PRC, to promote products and assist in obtaining contracts outside the PRC and to assist in certain training, personnel and procurement functions.

         Liuzhou OVM has undertaken substantially all the businesses originally carried out by the Factory since January 1, 1995 which principally include the manufacture, production, sale and distribution of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC. Products include anchorage systems, jacks, electric high-pressure oil pumps, steel cables, direct display sensors, unbonded prestressing tendons and ancillary equipment widely used in the construction industry. After the commencement of operation of Liuzhou OVM in 1995, the Stock Company has become an investment holding company and engaged in the trading of building and construction materials, import and export of construction equipment, construction design and consultation services.

         Liuzhou OVM Prestress Construction Co. Ltd. (the "Construction Company") was incorporated in the PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the Stock Company. During 1998, Liuzhou OVM acquired a 69.3% interest in the Construction Company for consideration of Rmb6,930,000 (US$837,000), with the remaining interests being held by an affiliate of the Stock Company (20%) and a third party (10.7%) in the PRC. The Construction Company is principally engaged in the provision of engineering services for prestress construction projects. As used herein, the "Company" refers to OVM International Holding Corporation and includes, unless the context otherwise requires, the current operations of HDL, Liuzhou OVM and the Construction Company.

         The Company's products are distributed throughout the PRC to a diversified customer base as well as overseas customers. The Company's customers include construction and engineering companies and provincial, municipal and regional construction bureaus across the PRC and in overseas countries.

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region ("Guangxi") with a total site area of approximately 46,000 square meters. Long term land use rights for the land and buildings on which these facilities are situated are held by Liuzhou Shuangma Electrical Company Limited ("Shuangma"), an unaffiliated third party, and lease to Liuzhou OVM for a term of 25 years effective January 1, 2000. Liuzhou OVM also leases certain production and transportation equipment from Liuzhou Weilesi Elevator Factory ("Weilesi"), an unaffiliated third party, for a term of 20 years effective January 1, 2000.

         In January 2000, Liuzhou OVM and the Stock Company entered into various agreements to modify the original joint venture arrangements as follows:

         o the leases covering the land, buildings, property and equipment between the Stock Company, as lessor, and Liuzhou OVM, as lessee, were terminated effective January 1, 2000;

         o Liuzhou OVM agreed to cease using the intangible assets originally acquired from the Stock Company in 1995, including the "OVM" trademark;

         o Liuzhou OVM sold one-third of its inventories to the Stock Company at cost;

         o Liuzhou OVM sold certain fixed assets to the Stock Company at their carrying values;

         o all technology and know-how upon which the existing products manufactured by Liuzhou OVM are based may be used by Liuzhou OVM and the Stock Company;

         o certain employees of Liuzhou OVM ceased to be employed by Liuzhou OVM and become employees of the Stock Company; and

         o HDL and the Stock Company have discussed the possibility of, but no agreements have yet been entered into for, the buy back of the Stock Company's 30% interest in the joint venture. In the event that the Stock Company sells its interest in Liuzhou OVM to HDL, Liuzhou OVM would become a wholly-owned subsidiary of HDL.

         On April 29, 2001, HDL and the Stock Company entered into a Memorandum of Understanding which provides for the transfer of the Stock Company's interest in Liuzhou OVM to HDL, and the transfer of Liuzhou OVM's interest in the Construction Company to the Stock Company. The terms of the transfers are subject to separate transfer agreements which have not yet been negotiated. The Memorandum of Understanding also requires Liuzhou OVM to change its name prior to July 31, 2001. HDL's acquisition of the Stock Company's interest in Liuzhou OVM is also subject to resolution of a dispute over amounts owed by the Stock Company to Liuzhou OVM. This dispute has been submitted for arbitration being administered by the local PRC government. See "History and Development of Liuzhou OVM" and Note 17 of "Notes to Financial Statements".

         As a result of these modifications, the Stock Company now competes with the Company in product sales and services. Because of the direct competition from the Stock Company, the Company's sales for the year ended December 31, 2000 decreased by approximately 47.5% compared to that of the corresponding period in 1999. Management has been increasing its marketing effort since January 2000 to promote its new trademark "HVM" and explore new markets and believes that the new trademark will obtain wide acceptance from both existing and new customers.

         Beginning January 1, 2000, Liuzhou OVM's products are marketed under a new trademark "HVM" which is registered in the name Shenzhen Hong Da Technical Company Limited ("Hong Da"), a PRC entity wholly owned by Ching Lung Po, President and Chief Executive Officer of the Company.

         Prior to a formal buy back of the Stock Company's 30% interest in the joint venture, a minority of the board of directors of the joint venture will continue to be appointed by the Stock Company, but they will not be involved in day-to-day operations and management of the joint venture. HDL still controls a majority of the board of directors and the appointment of the General Manager and Deputy General Managers of Liuzhou OVM. Management also believes that since its inception, Liuzhou OVM has developed considerable goodwill within the PRC prestressing equipment manufacturing industry, and enjoys a highly favorable reputation for its technical and management staff, research and development team, quality control system, sales network and after sales services. Management anticipates that the goodwill and reputation of Liuzhou OVM will enable it to enjoy continued success, and that the "HVM" mark will become a symbol of quality products and services that will gain widespread acceptance from both existing and new customers.


STRUCTURE
---------

The following diagram depicts the corporate structure of the Company as at December 31, 2000.

                    -----------------------------
                    | OVM International Holding |
                    |   Corporation (Nevada)    |
                    -----------------------------
                                 |
                               100%
                                 |
                    -------------------------------
                    |   HVM Development Limited   |
                    |  (British Virgin Islands)   |
                    -------------------------------
                                 |
                                 |                ------------------------------
                                 |               | Liuzhou OVM Joint Stock     |
                                 |               |       Company Limited       |
                                 |               | (People's Republic of China)|
                                 |                ------------------------------
                                70%                              |
                                 |                              30%
                                 |                               |
                   -------------------------------               |
                   |   Liuzhou OVM Construction  |               |
                   |  Machinery Company Limited  |---------------
                   |(People's Republic of China) |
                   -------------------------------
                                 |
                                 |
          ------------------------------------------------
          |                                               |
         50%                                            69.3%
          |                                               |
-----------------------                        ------------------------
|   OVM Prestress Co. |                        | Liuzhou OVM Prestress |
|  Pte Ltd. (Republic |                        | Construction Co. Ltd. |
|   of Singapore)     |                        | (People's Republic    |
|                     |                        |      of China)        |
-----------------------                        ---------------------- --

         HVM DEVELOPMENT LIMITED ("HDL"), formerly known as OVM Development Limited, is a private limited company incorporated in the British Virgin Islands on May 3, 1994.

         LIUZHOU OVM JOINT STOCK COMPANY LIMITED (the "Stock Company"), located in Liuzhou City, Guangxi Zhuang Autonomous Region, the PRC, was the largest State-owned manufacturer of prestressing equipment in China. The Stock Company was a State-owned enterprise and was subsequently reorganized into a limited liability share capital company on January 10, 1995. The Stock Company has been operating in the PRC since 1967.

         LIUZHOU OVM CONSTRUCTION MACHINERY COMPANY LIMITED. ("Liuzhou OVM") is a Sino-foreign equity joint venture established under the laws of PRC on May 10, 1995 and owned 70% by HDL and 30% by the Stock Company. The registered capital of Liuzhou OVM is US$4 million.

         LIUZHOU OVM PRESTRESS CONSTRUCTION CO. LTD. (the "Construction Company") is a limited liability company established under the laws of PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the Stock Company. In 1998, Liuzhou OVM acquired a 69.3% interest in the Construction Company for consideration of Rmb6,930,000 (US$837,000). The registered capital of the Construction Company is Rmb10,000,000 (US$1,208,000).

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

         In 1993, the Factory was granted independent import and export rights by the Ministry of Foreign Trade and Economic Co-operation of the PRC, which entitled the Factory to handle import and export transactions directly without going through various independent import and export corporations. Thereafter, the Factory was actively involved in exploring the overseas prestressing equipment market, and its products have been sold for use in Hong Kong, Macau, Vietnam, Japan, Pakistan, Singapore, Philippines and Taiwan. In the same year, following approval by the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory established Orient Prestress Company Ltd ("Orient"), a joint stock limited liability company, in conjunction with other institutional shareholders which are mainly technical and research institutes in the PRC. Liuzhou OVM is also a shareholder of Orient. The Stock Company, being the successor to the Factory, owns approximately 41% of the equity in Orient and is its largest shareholder.

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

         As discussed above under "Introduction", in January 2000, Liuzhou OVM and the Stock Company entered into various agreements to modify their original joint venture arrangements. On April 29, 2001, HDL and the Stock Company entered into a Memorandum of Understanding which contemplates the transfer of the Stock Company's interest in Liuzhou OVM to HDL, and the transfer of Liuzhou OVM's interest in the Construction Company to the Stock Company. The terms of the transfers are subject to separate transfer agreements which have not yet been negotiated. The transfer of the Stock Company's interest in Liuzhou OVM is also subject to approval by the local PRC government. Government approval will require resolution to a dispute between HDL and the Stock Company over amounts owed to Liuzhou OVM by the Stock Company. The final determination will be made pursuant to an arbitration proceeding administered by the local PRC government. It is premature for the Company to determine the exact amount, if any, which will be recovered at the conclusion of the arbitration. However, the Company has provided an allowance for amounts which may not be collectible from the Stock Company of Rmb21,623,000 (US$2,611,000) in 2000.


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


SALES AND MARKETING
-------------------

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 1999 and 2000, respectively.

                                            Year Ended December 31
                                       1999                       2000
                                       ----                       ----
                                           (Amounts in Thousands)

Product                           Rmb      US$     %          Rmb      US$     %
-------

OVM anchorage system           92,181   11,133   49.0      51,797    6,255   52.4
Jack                           39,509    4,772   21.0      13,766    1,663   13.9
High-pressure oil pump          4,610      557    2.4       2,639      319    2.7
Cable, tendon and steel wire   16,969    2,049    9.0       6,341      766    6.4
Other equipment and parts      27,524    3,324   14.6      21,612    2,610   21.9
*Others                         7,469      902    4.0       2,625      317    2.7
                              -------   ------  -----     -------   ------   ----

Total                         188,262   22,737  100.0      98,780   11,930  100.0
                              =======   ======  =====     =======   ======  =====

*Others include rubber engineering products, corrugation pipes and digital display sensors.

         The largest ten customers of the Company for each of the two years ended December 31, 1999 and 2000 accounted for approximately 22.1% and 14.1%, respectively, of the Company's total sales. The largest customer of the Company for each of the two years ended December 31, 1999 and 2000 accounted for approximately 5.2% and 4.2%, respectively, of the Company's total sales. No single customer accounted for more than 10% of total sales in either 1999 or 2000.

         For each of the two years ended December 31, 1999 and 2000, approximately 88% and 83%, respectively of the Company's total sales was derived from products sold in the PRC with the balance attributable to products exported to overseas customers.

         The Company sells its products directly to end-users through its in house sales and marketing and after sales staff, consisting of 49 full-time employees. These personnel are responsible for conducting marketing research, training seminars, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection. The Company maintains sales offices in major cities including Liuzhou, Guangzhou, Shanghai, Beijing, Fujian and Wuhan. The Company also maintains overseas offices in Hong Kong and Singapore. The Company's marketing efforts include visits to existing and prospective customers and participation in various exhibitions and trade fairs held in the PRC at which the Company's products are marketed to local and overseas customers.

         The Company also sells its products through agency companies. However, sales through these agency arrangements were not significant and accounted for less than 1% of the Company's total sales for each of the two years ended December 31, 1999 and 2000.

         The Company has been expanding overseas markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan and Vietnam. The export sales accounted for approximately 12% and 17% of the Company's total sales for each of the two years ended December 31, 1999 and 2000, respectively. All export sales are denominated in U.S. dollars. The Company competes with domestic manufacturers mainly on its product quality, after sales services and support. It is the Company's strategy to develop and design new products and production techniques to maintain its competitiveness and market share in the industry.

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


RAW MATERIALS AND COMPONENTS
----------------------------

         The major raw materials and components required by the Company include metallurgical products including steel and rubber products such as high-pressure rubber pipes as well as mechanical and electrical components such as bearings and motors. In prior years, all of the raw materials and components used by the Company were sourced from PRC suppliers. For each of the two years ended December 31, 1999 and 2000, the cost of raw materials and components accounted for approximately 63% and 54%, respectively, of the Company's total production costs.

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

         For each of the two years ended December 31, 1999 and 2000, the largest ten suppliers of raw materials and components of the Company accounted for approximately 35.4% and 50.4%, respectively, of the Company's total cost of purchases. The largest supplier accounted for approximately 20.1% and 16.0% of the Company's total cost of purchases, respectively, for the same periods. No other single supplier accounted for more than 10% of total cost of purchases for the two years ended December 31, 1999 and 2000, respectively. Although the Company does not rely on any single supplier for its raw materials, the Company enjoys lower costs on bulk purchases from one single supplier.


PRODUCTION FACILITIES AND PROCESS
---------------------------------

PRODUCTION FACILITIES

         The Company's head office and production facilities were previously located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a site area of approximately 60,000 square meters. The total gross floor area of production workshops and premises was approximately 13,042 square meters. Long term land use rights for the land and buildings on which these facilities were situated were held by the Stock Company and leased to Liuzhou OVM at an annual rental of Rmb836,000 (US$101,000) for a period up to December 31, 2000. Pursuant to an agreement dated January 6, 2000, the lease was terminated effective January 1, 2000. The Stock Company also leased certain production equipment, office equipment and motor vehicles to Liuzhou OVM at an annual rental of Rmb1,821,000 (US$220,000) for a period up to December 31, 2000. Such lease was also terminated by mutual agreement following Liuzhou OVM's relocation of head office and production facilities

         Pursuant to an agreement dated December 11, 1999 between Liuzhou OVM and Shuangma, an unaffiliated third party, Shuangma has agreed to lease certain land and buildings in Liuzhou Municipality, comprising production facilities and structures, to Liuzhou OVM for a term of 25 years effective January 1, 2000 at an annual rental of Rmb1 million (US$121,000) for the first five years, to be increased by 1% each year thereafter.

         Pursuant to another agreement dated December 12, 1999 between Liuzhou OVM and Weilesi, an unaffiliated third party, Weilesi has agreed to lease certain production and transportation equipment to Liuzhou OVM for a term of 20 years effective January 1, 2000 at an annual rental of Rmb564,000 (US$68,000).

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

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 1999 and 2000 were Rmb4,562,000 (US$551,000) and Rmb10,523,000 (US$1,271,000), respectively. The Company also acquired certain property, machinery and equipment by capital leases amounted to Rmb16,469,000 (US$1,989,000) for the year ended December 31, 2000 (1999: nil).


COMPETITION
-----------

         The Company, through its indirect ownership of Liuzhou OVM and inclusive of the operations of the Factory, has over 30 years' history of manufacturing prestressing equipment and ancillary components and was the largest manufacturer in the PRC of these specialized products. The Company believes that Liuzhou OVM has established and should continue to maintain a strong competitive position in the PRC prestressing equipment industry. There are only several companies designated by the Ministry of Construction of the PRC as the manufacturers of these specialized products. The Company believes that, apart from Liuzhou OVM and the Stock Company, the prestressing market in the PRC is dominated by only a few major domestic manufacturers, namely, Zhongyuan Prestressed Equipment Factory, Shanghai Railway Institute Anchorage Factory, Guizhou Equipment Factory, Dalian onstruction Engineering Factory, Xiping Construction Equipment Factory.

         Due to the changes to the relationship between the joint venture and the Stock Company since January 2000, Liuzhou OVM faces direct competition by the Stock Company. The Stock Company has established its own production line for manufacturing prestressing equipment which is marketed under the "OVM" trademark and shares the technical know-how of Liuzhou OVM's existing products which were developed before January 1, 2000. Liuzhou OVM's products are now marketed under the new trademark "HVM". As both Liuzhou OVM and the Stock Company sell prestressed products with the same specification and technical know-how, management believes that the competitive advantages of Liuzhou OVM mainly rest on its ability to develop new products and technical know-how. Competition from the Stock Company contributed significantly to the Company's fiscal 2000 net loss. However, management believes that Liuzhou OVM has competitive advantages over the Stock Company for its after-sales services, quality production, strong research and development team, modernized facilities and management skills and lower cost of production.

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

         The major export markets of the Company are both developing and developed countries in Asia. In the domestic market, management believes that the Company has a competitive advantage over other domestic manufacturers in terms of product technology and product quality. In addition, the Company's ability to continuously manufacture and supply parts and components for its products and provide after sales services strengthen its competitiveness.


QUALITY CONTROL
---------------

         The Company is committed to manufacturing high quality products and to providing a high level of after sales service to its customers. Management believes that product quality is vital to enhancing the Company's competitiveness, market position and reputation. The Company has received ISO 9001 Certificate of Quality Management System ("ISO 9001") issued by the British Standards Institution in 1996. In order to maintain and improve the quality of its products and production standards, the Company has adopted a comprehensive quality control system that conforms to the internationally recognized ISO 9001 standards.

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


RESEARCH AND DEVELOPMENT
------------------------

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed 27 full-time employees including 13 engineers. Since 1989, the Company has developed over 60 new products, of which 18 have obtained scientific awards from the State, provincial and municipal governmental authorities.

         Most of the research and products development programs undertaken by the Company operate in conjunction with universities and research institutions in the PRC. Since 1995, the Company has collaborated with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in its development projects. Currently, the Company is working with over 50 universities or construction bureaus on its construction projects in progress.

         The Company's annual research and development expenditure accounts for 0.2% and 1.5% of total sales for each of the two years ended December 31, 1999 and 2000. For each of the two years ended December 31, 1999 and 2000, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb382,000 (US$46,000) and Rmb1,443,000 (US$174,000),
respectively.

ENVIRONMENTAL PROTECTION
------------------------

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


INTELLECTUAL PROPERTY RIGHTS
----------------------------

         Since the establishment of Liuzhou OVM in 1995, Liuzhou OVM has registered numerous utility model patents in the PRC in its name as follows. Liuzhou OVM has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use these patents. However, in connection with the January 2000 agreements, Liuzhou OVM has granted approval to the Stock Company to use those patents together with the related technology which were registered before December 31, 1999. In return, the Stock Company has granted approval to Liuzhou OVM to use the patents together with the related technology which are registered in the PRC in the name of the Stock Company before the establishment of Liuzhou OVM in 1995. All patents registered after January 1, 2000 by Liuzhou OVM are used exclusively by Liuzhou OVM and the Stock Company is not entitled to use them.


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


Prestressed anchorage         97219877.6   July 16, 1997       July 16, 2007
Adhesive anti-corrosive
  bunched steel wire          97221872.6   July 25, 1997       July 25, 2007
Manual controller of
  hydraulic lifting anchorage 97224527.8   August 13, 1997     August 13, 2007
Anchorage working clip        97224320.8   August 8, 1997      August 8, 2007
Anchorage chipping tool       97244491.2   August 8, 1997      August 8, 2007
Angle precision tool of
  anchor head                 97224536.7   August 15, 1997     August 15, 2007
Spring steel wire tensioning
  mode                        97224192.2   August 16, 1997     August 16, 2007
Digital hydraulic lifting
  and lazar inspecting tool   97229729.4   October 10, 1997    October 10, 2007
Cohesive device               97250188.6   November 24, 1997   November 24, 2007
Heavy-weight hydraulic
  lifting controller          97226645.3   September 15, 1997  September 15, 2007
Heavy object descending
  hydraulic controller        97248226.1   November 4, 1997    November 4, 2007
Hydraulic bore jack           97244363.0   November 16, 1997   November 16, 2007
Flat anchor bottom board      97244362.2   November 16, 1997   November 16, 2007
Exchanging conducting device  97230012.0   December 3, 1997    December 3, 2007
Non-adhesive anchor head
  anti-corrosive device       98209920.7   January 8, 1998     January 8, 2008
Prestressed multi-angle
  expansion device            98209919.3   January 8, 1998     January 8, 2008
Compressor                    98210896.6   January 15, 1998    January 15, 2008
Steel wire drill              98210897.4   January 15, 1998    January 15, 2008
Diversified pressure
  protective anchor           98211605.5   March 11, 1998      March 11, 2008
Inspection device on
  lasting capacity of jacks   98209419.1   April 12, 1998      April 12, 2008
Inspection device on
  internal leakage of jacks   98209418.3   April 12, 1998      April 12, 2008
Inspection device on over-
  loading capacity of jacks   98209417.5   April 12, 1998      April 12, 2008
Fully integrated steel wire   98209796.4   April 27, 1998      April 27, 2008
Continuous unfixing device
  of steel wire               98209737.9   April 27, 1998      April 27, 2008
Large scale hydraulic
  lifting device              98214318.4   May 15, 1998        May 15, 2008
Spiral fixing machine         98215351.1   June 11, 1998       June 11, 2008 S
ingle cable fore-fixing jack  98215971.4   June 29, 1998       June 29, 2008
Fixing device                 98216832.2   July 3, 1998        July 3, 2008
Flat-shaped anchor bottom
  board                       98217098.X   July 16, 1998       July 16, 2008
Compressor                    98244544.X   October 1, 1998     October 1, 2008
Single cable fixing device    98244545.8   October 1, 1998     October 1, 2008
Adjusting device of steel
  wire tensioning             98245539.9   December 18, 1998   December 18, 2008
Head lifting jack             98250791.7   December 18, 1998   December 18, 2008
Change direction button       98250790.0   December 18, 1998   December 18, 2008
Parallel steel wire bundle
  connector                   98250761.5   December 18, 1998   December 18, 2008
Pre-burial anchorage          99201864.1   January 8, 1999     January 22, 2010
Correction device             99201876.5   January 8, 1999     January 22, 2010
Pre-expanded connector        99201863.3   January 8, 1999     January 22, 2010
Drill and fixing device       99202477.3   January 26, 1999    January 22, 2010
End-fixing anchorage with
  steel wire tensioning       99202435.8   January 13, 1999    January 22, 2010


End-fixing anchorage with
  steel wire tensioning       99202476.5   January 26, 1999    January 26, 2009
Jacks                         99202849.3   February 3, 1999    January 22, 2010
Pre-tensioned jacks           99206347.7   March 17, 1999      March 17, 2009
Cable protector               99210405.X   May 14, 1999        May 14,
2009 Anchorage cable extention
  device                      99210310.X   May 21, 1999        May 21, 2009
Dual head drill               99202295.9   July 3, 1999        July 3, 2009
Triple head drill             99202296.7   July 3, 1999        July 3, 2009
Stripping turn table          99202294.0   July 3, 1999        July 3, 2009
Powder jet device             99202297.5   July 3, 1999        July 3, 2009
Closed jacks                  99216369.2   July 8, 1999        July 8, 2009
Exterior steel cable          99216370.6   July 8, 1999        July 8, 2009
Closed anchorage cable        99242380.5   September 3, 1999   September 3, 2009
Clipping steel wire
  anchorage bundle            98245540.2   November 9, 1998    November 9, 2008
Single hole anchorage board   99317929.0   October 19, 1999    October 19, 2009
Flat head connector           00204219.3   February 25, 2000   February 25, 2010
Prestressed anchorage board   00204217.7   February 25, 2000   February 25, 2010
Conducting device             00204218.5   February 25, 2000   February 25, 2010
Connector                     00204215.0   February 25, 2000   February 25, 2010
Anchor equipment with jacks   00237529.X   June 8, 2000        June 8, 2010
Single hole trail anchor
  board (1)                   00332471.0   July 6, 2000        July 6, 2010
Single hole trail anchor
  board (2)                   00332477.X   July 6, 2000        July 6, 2010
Dual hole trail anchor
  board (1)                   00332476.1   July 6, 2000        July 6, 2010
Dual hole trail anchor
  board (2)                   00332472.9   July 6, 2000        July 6, 2010
Flat-shaped anchor board      00332473.7   July 6, 2000        July 6, 2010

         Liuzhou OVM entered into an agreement with the Stock Company on June 5, 1995 and a supplementary agreement dated December 18, 1995 pursuant to which the Stock Company granted to Liuzhou OVM an exclusive and assignable right to use the "OVM" trademark, various patented technical know-how, ISO9001 system, goodwill and sales network in connection with the manufacturing operations assumed by the Company following the establishment of the Liuzhou OVM for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) of the trademark or the relevant patented technical know-how in consideration of the sum of Rmb8 million (US$966,000). The Company has also developed and registered over 80 patented technical processes since the establishment of Liuzhou OVM.

         Pursuant to an agreement dated December 12, 1999 between the Stock Company and Liuzhou OVM, Liuzhou OVM agreed to cease using the trademark "OVM" effective February 1, 2000. All technology and know-how upon which the existing products manufactured by Liuzhou OVM were based may be used by the Stock Company. Beginning in January, 2000, the Company's products are marketed under a new trademark "HVM" which is registered in the name of Hong Da, a PRC entity wholly owned by Ching Lung Po, President and Chief Executive Officer of the Company. Hong Da has granted the exclusive right to Liuzhou OVM to use the "HVM" trademark at an annual fee equal to 1.5% of sales under "HVM" trademark pursuant to an agreement dated November 18, 2000. The fee is calculated based on the estimated annual advertising and promotion expenses incurred by Hong Da in establishing the market recognition of the mark.


EMPLOYEES
---------

         As at December 31, 2000, the Company had a total of 561 full-time employees, 494 and 60 of which were employed by Liuzhou OVM and the Construction

Company, respectively, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                               348
      Administration and management                             50
      Quality control                                           41
      Research and development, technical,
        process design and control                              27
      Sales, marketing and after sales service                  49
      Raw materials supply                                      11
      Others                                                    35
                                                               ---

                                                               561
                                                               ===

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

         Currently, there are no regulations prohibiting joint venture partners from competing with their joint venture. Therefore, Liuzhou OVM's business may be adversely affected by competition from the Stock Company. Liuzhou OVM's activities in the PRC are by law subject, in some particular cases, to administrative review and approval by various national and local agencies of the PRC government. In particular, part of the Liuzhou OVM's current operations and the realization of its future expansion programs in the PRC will be subject to PRC government approvals.


                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases approximately 46,000 square meters of production facilities in the Liuzhou Municipality, PRC, from an unaffiliated third party. The lease is for a term of 25 years, which commenced on January 1, 2000. Annual rental is Rmb1 million (US$121,000). See above discussion under "Production Facilities and Process."

                            ITEM 3. LEGAL PROCEEDINGS

         There are no material legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 2000.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently only a highly limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "OVMI" which is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ System. The Company's Common Stock was included on the OTC Bulletin Board on April 21, 1997. The following table sets forth the high and low bid prices for the Company's Common Stock for each fiscal quarter of 1999 and 2000.

                                                        High             Low
           1999 Fiscal Year, quarter ended
                   March 31, 1999                      $0.13            $0.03
                   June 30, 1999                       $0.08            $0.05
                   September 30, 1999                  $0.63            $0.07
                   December 31, 1999                   $1.19            $0.38
           2000 Fiscal Year, quarter ended
                   March 31, 2000                      $2.44            $0.75
                   June 30, 2000                       $2.28            $0.50
                   September 30, 2000                  $2.38            $1.31
                   December 31, 2000                   $2.00            $0.50

         As of March 12, 2001, the approximate number of record holders of the Company's Common Stock was 789.

         The Company also has outstanding warrants to purchase 4,000,000 shares at US$3.00 per share on or prior to December 23, 2001.

         The Company has not paid any cash dividends on its Common Stock since incorporation. As the Company has significant capital requirements in the future, it is not anticipated that funds will be available for the issuance of dividends in the foreseeable future. It is the management's intention to reinvest all the income attributable to the Company to finance the expansion of its business. The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to Rmb25,386,000 and Rmb35,587,000 at December 31, 2000 and 1999, respectively, and these earnings are considered to be indefinitely invested.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

THE COMPANY

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, HVM Development Limited, which owns a 70% interest in Liuzhou OVM, a Sino-foreign equity joint venture company established under the laws of the PRC which is principally engaged in the manufacture and sale of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC and a 69.3% interest in the Construction Company, a PRC company which is principally engaged in providing engineering services for prestress construction projects. Accordingly, the Company will derive its revenues from the distributions paid to the Company by HDL resulting from distributions paid by Liuzhou OVM and the Construction Company, in accordance with the percentage interests held by the shareholders.

         The Company's Financial Statements appearing elsewhere in this Form 10-KSB consist of the audited consolidated financial statements of the Company for the two years ended December 31, 1999 and 2000.

         The discussion below is presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes these amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.28 which represents the single rate of exchange as quoted by the People's Bank of China on December 31, 2000. This U.S. dollars information is presented for convenience only. No representation is made that Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate throughout the years presented.


RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's Statement of Operations expressed as a percentage of the Company's net sales.

                                                 Years ended December 31,
                                                    2000          1999
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                      (61.7)        (58.1)
Gross profit                                        38.3          41.9
Selling and administrative expenses                (77.5)        (38.5)
Interest expenses, net                              (2.2)         (1.5)
Other income                                         0.9           0.9
Foreign exchange gain                                  -             -
Income/(loss) before income taxes                  (40.5)          2.8
Income taxes                                        (6.3)         (1.5)
Net income/(loss) after income taxes               (46.8)          1.3
Minority interests                                  11.1          (0.7)
Equity in earnings of equity investee                  -             -
Net income/(loss)                                  (35.7)          0.6


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         NET SALES AND GROSS PROFIT. Net sales for the year ended December 31, 2000 decreased by Rmb89,482,000 (US$10,807,000) or 47.5% to Rmb98,780,000
(US$11,930,000) compared to Rmb188,262,000 (US$22,737,000) in the prior year.
The decrease in net sales was mainly due to direct competition from the Stock Company in 2000, which reduced the Company's sales to unaffiliated customers by approximately 45%. Apart from that, the Company relocated its production and office facilities in early 2000 and the production facilities were not operated at full capacity in the first half of 2000. Full operating capacity was achieved in the second half of 2000.

         Gross profits decreased by Rmb40,988,000 (US$4,950,000) or 52.0% to Rmb37,859,000 (US$4,572,000) for the year ended December 31, 2000 compared to Rmb78,847,000 (US$9,523,000) in 1999. The gross profit margin decreased by 3.6% points to 38.3% for the year ended December 31, 2000 from 41.9% for the corresponding period in 1999. The decrease in gross profit margin was also due to the competition from the Stock Company.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased by Rmb4,171,000 (US$504,000) or 5.8% to Rmb76,583,000
(US$9,249,000) for the year ended December 31, 2000 compared to Rmb72,412,000

(US$8,745,000) in the prior year. The increase was mainly due to a provision of Rmb21,623,000 (US$2,611,000) made on an amount due from the Stock Company which, in management's opinion, was unrecoverable, and the write-off of intangible assets of Rmb3,217,000 (US$389,000) related to goodwill arising from the acquisition of the Company's interest in Liuzhou OVM. The increase in selling and administrative expenses was partly offset by a decrease in selling expenses as a result of a decrease in sales.

         INTEREST EXPENSES, NET. Net interest expenses decreased by Rmb732,000 (US$87,000) or 25.3% to Rmb2,164,000 (US$262,000) for year ended December 31,
2000 compared to Rmb2,896,000 (US$349,000) in the prior year. Although there was a decrease in interest expense on notes payable for the year ended December 31, 2000, resulting from the decrease in average bank borrowing rates and outstanding notes payable, it was partially offset by the interest expense arising from the capital lease obligation to finance the Company's acquisition of property, machinery and equipment.

         OTHER INCOME. Other income decreased from Rmb1,665,000 (US$201,000) for the year ended December 31, 1999 to Rmb933,000 (US$113,000) for the year ended December 31, 2000. The decrease in other income was due to decreased income generated from the sales of accessory products such as packaging materials in 2000.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou OVM is fully exempted from corporate income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which income will be taxable at the full rate of 30% exclusive of local tax of 3%. Liuzhou OVM is also exempt from the local income tax rate throughout the term of the joint venture. However, the National Tax Bureau has revoked the preferential rate approval in 2000 such that the income of Liuzhou OVM is only fully exempted from Chinese national income tax for two years commencing from first profitable year of operation in 1995 followed by a 50% exemption for the next three years, after which the income is taxable at the full rate of 30% exclusive of the local income tax of 3%. Accordingly, the Company has made additional provision of Rmb4,476,000 (US$541,000) in the current year for the income taxes assessed for fiscal year 1997. As 1999 and 2000 were the fifth and the sixth profitable years (based on incomes assessed under the generally accepted accounting principles of the PRC), respectively, income taxes were provided for the year ended December 31, 1999 and 2000 at the income tax rates of 15% and 30%, respectively. It is management's intention to reinvest all of the income attributable to the Company derived from Liuzhou OVM and, accordingly, no US tax liability was provided.

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash and short term bank loans.

         The Company had a working capital surplus of Rmb58,930,000 (US$7,118,000) and Rmb15,662,000 (US$1,892,000) as of December 31, 1999 and
2000, respectively. Net cash provided by operating activities was Rmb10,608,000 (US$1,283,000) and Rmb10,173,000 (US$1,229,000) for the year ended December 31,
1999 and 2000, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 1999 and 2000, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment.

         Capital expenditures for production equipment for the two years ended December 31, 1999 and 2000 were Rmb4,562,000 (US$551,000) and Rmb10,523,000
(US$1,271,000), respectively. For the year ended December 31, 2000, the Company also acquired certain property, machinery and equipment amounted to Rmb16,469,000 (US$1,989,000) (1999: nil) which were financed by capital leases.

         The Company's capital expenditure has been funded by short-term bank loans. As at December 31, 1999 and 2000, the Company had outstanding short term bank loans of Rmb28,000,000 (US$3,382,000) and Rmb16,000,000 (US$1,932,000),
respectively.

         The Company estimates that its on-going operations will be funded by its internally generated funds together with available bank credit. Management believes that it is and will continue to be able to secure the external debt financing and cash flows from operations to satisfy its anticipated working capital needs for the next twelve months.


IMPACT OF INFLATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS
--------------------------------------------------------------------

         The Company's operations and financial results could be adversely affected by economic and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 per cent. for 1998 and 3.0 per cent. for 1999. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.


RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
----------------------------------------

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

         In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's consolidated financial statements.

                          ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for two years ended December 31, 2000 and 1999 are included herewith and incorporated herein by reference.


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company and Liuzhou OVM as at March 30, 2001. Directors of the Company serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                    Age         Position
----                    ---         --------

Ching Lung Po           54          Chairman of the Board of Directors,
                                    President and CEO of the Company and
                                    Vice Chairman of the Board of
                                    Directors of Liuzhou OVM

Deng Xiao Qiong         49          Director and Chief Financial Officer
                                    of the Company and Deputy General
                                    Manager of Liuzhou OVM

Peng Fang               40          Director of the Company and Director and
                                    Deputy General Manager of Liuzhou OVM

Cheung Lai              47          Director and Treasurer of the Company and
                                    Director of Liuzhou OVM

Wan Wai On              27          Director and Corporate Secretary of
                                    the Company

Tang Xiao Ping          39          Vice President of the Company and
                                    Deputy General Manager of Liuzhou OVM

Ding Yong Gui           44          Vice President of the Company and
                                    General manager of Liuzhou OVM

Chen Xue Ming           63          Director of the Company

         MR. CHING LUNG PO, aged 54, is the Chairman of the Board of Directors and President of the Company and Vice Chairman of the Board of Directors of Liuzhou OVM. Mr. Ching has more than 20 years experience in the management of production and technology of industrial enterprises in PRC. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Mr. Ching has been the Chairman of Asia Fiber Holdings Limited (OTC Bulletin
Board: AFBR), a U.S. corporation, which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000. He has also been the Director of China Resources Development, Inc. (Nasdaq: CHRB), a U.S. corporation, since February 1998. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer. Mr. Ching is responsible for the overall corporate policy and development strategy of the Company. Mr. Ching devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MS. DENG XIAO QIONG, aged 49, is a Director and Chief Financial Officer of the Company. She is also a Director and Deputy General Manager of Liuzhou OVM. Ms. Deng graduated from Guangxi Broadcasting Television University specializing in industrial accounting and achieved the title of accountant in 1987. She joined the Factory as the deputy accounting supervisor in July 1984. In March 1988, she became the Deputy Chief Accountant of the Factory and in January 1991, she became the Chief Accountant of the Factory. Ms. Deng has many years' of experience in financial management. She is responsible for financial management and control of Liuzhou OVM and is also responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company. Ms. Deng devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. PENG FANG, aged 40, is a Director of the Company and Director and Deputy General Manager of Liuzhou OVM. He graduated from Dilian Polytechnic Institute specializing in structural engineering and obtained the title of senior engineer in 1993. He was also awarded a masters degree and Ph.D. degree from the institute. He completed his master degree in December 1986 and a Ph.D. degree in December 1990. From December 1990 to June 1994, he served as senior engineer in the Foreign Office of the Ministry of Communications. He joined the Factory in February 1994 and continues to serve as its Deputy General Manager. He has considerable knowledge and experience in governmental planning for transportation and communication. He is responsible for development of the overseas market of Liuzhou OVM. Mr. Peng devotes all of his time to the affairs of the Company and its subsidiaries.

         MS. CHEUNG LAI, aged 47, is the Director and Treasurer of the Company and a Director of Liuzhou OVM. Ms. Cheung graduated from Heilongjiang Broadcasting Television University specializing in the English language. From October 1988 to August 1992, she served as sales manager of the Shenzhen Zhenbao Enterprise Company. In September 1992, she joined Shenzhen Hongda Science & Technology Enterprise Company Limited and continues to serve as its finance manager. Ms. Cheung devotes approximately 50% of her time to the affairs of the Company and its subsidiaries.

         MR. WAN WAI ON, aged 27, is a Director and Corporate Secretary of the Company. Mr. Wan is a graduate of Rutgers University, New Brunswick, New Jersey where he received a Bachelors of Arts degree. Since graduation in May 1996, he has been employed as a general manager of a computer company based in Hong Kong. Mr. Wan devotes approximately 50% of his time to the affairs of the Company.

         MS. TANG XIAO PING, aged 39, is the Vice President of the Company and Deputy General Manager of Liuzhou OVM. She graduated from Guangxi Broadcasting Television University specializing in machinery manufacturing. She received the title of engineer in 1992. She joined the Factory in 1985 and has been a Deputy

General Manager of the Factory since December 1993. She has many years experience in sales and marketing. She was recognized as one of the "Ten Most Outstanding Sales Person" by the Liuzhou Mechanical and Electrical Industry Bureau in 1993. She is also the council member of Huadong Prestressing Technology United Development Center. She is responsible for the sales of Liuzhou OVM's products. Ms. Tang devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. DING YONG GUI, aged 44, is a Director of the Company and General Manager of Liuzhou OVM. Mr. Ding graduated from Guangxi Broadcasting Television University specializing in Mechanical Engineering. He received the title of senior engineer in 1997. He joined the Factory in 1979 and his last position in the Factory was Deputy General Manager. Mr. Ding has many years technical experience and knowledge in the prestressing industry and is one of the engineers in exploring various anchorage products of the Company. He is responsible for the production, research and development and quality control system of Liuzhou OVM. Mr. Ding devotes all of his time to the affairs fo the Company and its subsidiaries.

         MR. CHEN XUE MING, aged 63, is a Director of the Company. Mr. Chen graduated from Xiamen University specializing in economics. He received the title of senior economist in 1992. Mr. Chen worked in Guangxi Engineering Factory as Deputy General Manager from August 1989 to March 3, 1997. Mr. Chen does not involve in the day-to-day management of the Company.


                         ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION
-----------------

         The following table shows, for each of the two years ended December 31, 1999 and 2000, the cash and other compensation paid by the Company to its officers and directors.

                                 SUMMARY COMPENSATION TABLE

Name and                                                  Other          All
Principal                                                 Annual        Other
Position                   Year    Salary   Bonus     Compensation   Compensation
--------                   ----    ------   -----     ------------   ------------

Ching Lung Po,             2000   $115,385   -0-            -0-              -0-
 President and CEO         1999    $61,538   -0-            -0-              -0-

Wan Wai On,                2000    $35,897   -0-            -0-              -0-
 Director and Secretary    1999       -0-    -0-            -0-              -0-

         The Company paid its President, Mr. Ching Lung Po, an annual salary of US$115,385 in 2000. Except for Mr. Ching Lung Po, no director or executive officer of the Company or any of its subsidiaries was paid a total annual salary and bonus in excess of US$100,000 during the fiscal years ended December 31, 1999 and 2000.

         On June 1, 2000, the Company entered into a Service Agreement with Mr. Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$1,200,000 (US$153,846) annually. The Service Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On June 1, 2000, the Company entered into an Employment Agreement with Mr. Wan Wai On. In accordance with the terms of the Employment Agreement, Mr. Wan has been employed by the Company as Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wan shall receive a base salary of HK$480,000 (US$61,538) annually. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         Except for the foregoing, the Company has no employment contracts with any of its officers or directors or maintain no retirement, fringe benefits or similar plans for the benefit of its officers and directors. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Mr. Ding Yong Gui, being officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. See discussion under "Retirement and Pension Fund."


OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table.



                          Number of       % of Total
                          Securities      Options/SARs
                          Underlying      Granted to       Exercise or
                          Options/SARs    Employees in     Base Price      Expiration
Name                      Granted         Fiscal Year      ($/Shares)      Date
----                      -------         -----------      ----------      ----

Ching Lung Po,               -0-               -0-              -0-             -0-
 President and CEO

Wan Wai On,                  -0-               -0-              -0-             -0-
 Director and Secretary


OPTION EXERCISES AND HOLDINGS
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 2000 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2000 fiscal year.

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
                                on      Value    Exercisable/    Exercisable/
                          Exercise   Realized   Unexercisable   Unexercisable
-------------------------------------------------------------------------------

Ching Lung Po,                -0-        -0-            -0-           -0-
 President and CEO

Wan Wai On,                   -0-        -0-            -0-           -0-
 Director and Secretary


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

         As of March 30, 2001, no incentive stock options had been granted.

RETIREMENT AND PENSION FUND
---------------------------

         The Company does not currently have any retirement and pension fund program at the level of the parent Company. However, in accordance with applicable government regulations in the PRC, Liuzhou OVM participates in a central retirement and pension fund. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Mr. Ding Yong Gui, as officers of Liuzhou OVM, are eligible to participate in the retirement and pension fund established by Liuzhou OVM in the PRC. The Company currently makes an annual contribution representing 20% of the total wages of employees to the retirement and pension fund out of which the pensions of the Company's retired workers are paid. Effective from January 1, 1995, Liuzhou OVM has internally implemented an additional retirement plan for its staff. Under this additional plan, the Company is required to contribute 5% of the total wages of the employees to the retirement plan. The aggregate pension costs incurred by the Company for each of the two years ended December 31, 1999 and 2000 amounted to Rmb1,701,000 (US$205,000) and Rmb777,000
(US$94,000), respectively.

         At the end of 1997, Liuzhou OVM implemented an additional retirement plan of a PRC insurance company for its staff. Under this retirement plan, the staff will only benefit from the plan if they work in Liuzhou OVM until the defined age of retirement. The qualified staff is entitled to receive a defined monthly pension benefit starting from the date of defined age of retirement for the rest of his life. The total one time premium for the retirement plan of Rmb2,296,000 (US$277,000) was paid by Liuzhou OVM in 1998.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 30, 2001, certain information regarding the Company's Common Stock beneficially owned by each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 30, 2001, there were 12,050,000 shares of Common Stock outstanding.

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

(4)      Mr. Ching Lung Po is Chairman of the Board and President of the
         Company.

(5)      Ms. Cheung Lai is a Director of the Company.

(6)      Includes 1,200,000 Warrant Shares.

(7)      Includes 816,000 Warrant Shares.

         The following table sets forth, as of March 30, 2001, certain information regarding the Company's Common Stock beneficially owned by (i) each of the Company's directors, (ii) each of the Company's executive officers and
(iii) all directors and executive officers as a group.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, Ding Yong Gui and Tang Xiao Ping filed Form 3s on May 30, 2000 to report their status as officers, which commenced on October 8, 1999. Deng Xiao Qiong filed Form 3 on March 31, 2000 to report her status as director, which commenced on January 29, 1999. Chen Xue Ming and Shao Hou Kun filed Form 3s on March 31, 2000 to report their status as directors, which commenced on May 6, 1998. Cheung Lai and Peng Fang filed Form 3s on March 31, 2000 to report their status as directors, which commenced on October 8, 1999. Kwok Kwan Hung filed Form 4 on March 31, 2000 to report that he is no longer a director since January 29, 1999. Wu Guo Sen and Wan Ying Lin filed Form 4s on March 31, 2000 to report that they are no longer directors since October 8, 1999.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 18, 1995, Kolcari Investments Limited (predecessor of HDL) and the Stock Company entered into a Joint Venture Contract (the "Contract"), pursuant to which such parties agreed to establish Liuzhou OVM as a joint venture limited liability company in accordance with the Laws of the PRC on Sino-Foreign Equity Joint Venture. The Contract provided that Liuzhou OVM's total initial registered capital of US$4 million was to be contributed in assets and/or cash as follows: the Stock Company (30%) and Kolcari (70%).

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

         Pursuant to a lease agreement dated October 5, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to lease 80 pieces of production equipment, 73 pieces of office equipment and 12 motor vehicles, to Liuzhou OVM. The rental is renewable every three years. Pursuant to a supplementary agreement dated January 15, 1998, the aggregate rental for the above items for each of the three years ended December 31, 1998, 1999 and 2000 was agreed to be Rmb1,821,000 (US$206,000). Following the relocation of production premises, the lease was also terminated by agreement of the parties effective January 1, 2000.

         As provided under an agreement dated June 5, 1995 among Liuzhou OVM, the Stock Company and the heat treatment plant (the "Plant") wholly owned by the Stock Company, the Plant agreed to provide Liuzhou OVM heat treatment subcontracting services at a discount of 3-5% from the prevailing market rate. The aggregate subcontracting charges for each of the two years ended December 31, 1999 and 2000 amounted to Rmb10,621,000 (US$1,283,000) and nil, respectively.

         In accordance with an agreement dated June 5, 1995 and a supplementary agreement dated December 18, 1995 between Liuzhou OVM and the Stock Company, the Stock Company agreed to transfer its intangible assets including trademarks, patents, technology and know-how related to existing products and products under development to Liuzhou OVM at a total consideration of Rmb8,000,000 (US$966,000) (the "Transfer Fee"). An annual royalty equal to 0.6% of the net sales (after deducting VAT) is payable by Liuzhou OVM until the full Transfer Fee is settled. The royalty is payable by Liuzhou OVM each year commencing January 1, 1997.

Pursuant to an agreement dated December 12, 1999 between Liuzhou OVM and the Stock Company, Liuzhou OVM has agreed to cease using the intangible assets (principally the "OVM" trademark) effective February 1, 2000. Pursuant to another agreement dated January 6, 2000 between the Stock Company and Liuzhou OVM, all technology and know-how upon which the existing products manufactured by Liuzhou OVM are based may be used by the Stock Company. Liuzhou OVM also agreed to transfer certain inventories, fixed assets and financial assets related to former employees of Liuzhou OVM to the Stock Company amounted to Rmb28,302,000 (US$3,418,000).

         Liuzhou OVM purchases and sells a significant portion of its raw materials and finished goods to the Stock Company and its affiliates. The amount of such sales and purchases were Rmb11,922,000 (US$1,440,000) and Rmb7,970,000 (US$963,000), respectively, for the year ended December 31, 1999 and Rmb915,000 (US$110,000) and Rmb5,042,000 (US$609,000), respectively, for the year ended December 31, 2000.

         Liuzhou OVM also leases certain plant and machinery to the Stock Company's affiliates. For each of the two years ended December 31, 1999 and 2000, a rental income of Rmb61,000 (US$7,000) and Rmb64,000 (US$8,000), respectively, was received by Liuzhou OVM. At the same time, the Stock Company's affiliates also lease certain plant and machinery to Liuzhou OVM and a rental expense of Rmb784,000 (US$95,000) and Rmb24,000 (US$3,000), respectively, was incurred by Liuzhou OVM for each of the two years ended December 31, 1999 and 2000.

         In accordance with an agreement dated November 18, 2000 between Liuzhou OVM and Hong Da, a PRC entity wholly owned by Ching Lung Po, Hong Da has granted to Liuzhou OVM the exclusive right to use the "HVM" trademark at an annual fee based on 1.5% of Liuzhou OVM's sales under "HVM" trademark. Intangible asset fees charged by Hong Da amounted to Rmb1,127,000 (US$136,000) for the year ended December 31, 2000.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

a.       Consolidated balance sheet as of December 31, 2000
b. Consolidated statements of operations for the two years ended December 31, 2000 and 1999
c. Consolidated statements of shareholders' equity and comprehensive income (loss)for the two years ended December 31, 2000 and 1999
d. Consolidated statements of cash flows for the two years ended December 31, 2000 and 1999
e.       Notes to consolidated financial statements


REPORTS ON FORM 8-K
-------------------

         During the last quarter of the fiscal year ended December 31, 2000, the Company filed no reports on Form 8-K.


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

10.10 Supplementary Agreement Concerning Collection of Accounts Receivable and Allocation of Expenses Incurred on the Collection of Accounts Receivable(1)
10.11    1996 Stock Option Plan(1)
10.12    Employment Agreement with Kwok Kwan Hung(1)
10.13    Agreement to Extend Date of Installment Contribution(1)
10.14 Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(3)
10.15    Supplementary Agreement Concerning the Provision of Welfare
         Facilities(3)
10.16 Agreement Concerning Interest on the Amounts due from OVM Joint Stock Co. Ltd. and its Affiliates(3)
10.17    Supplementary Agreement to Extend the Date of Installment
         Contribution(3)
10.18 Supplementary Agreement on the Leasing of Land, Buildings and Motor Vehicles(4)
10.19 Agreement and Supplementary Agreement Concerning the Leasing of Production Equipment, Office Equipment and Motor Vehicles (4)
10.20    Agreement on Termination of Use of Intangible Assets (5)
10.21 Agreement on the Division of Technical Information and Personnel and Other Issues (5)
10.22    Agreement on Termination of Tangible Assets Leasing Agreement (5)
10.23    Agreement on Leasing of Production and Transportation Equipment (5)
10.24    Agreement on Leasing of Production and Operating Premises and
         Buildings (5)
10.25    Agreement on the Use of Trademark (6)
10.26    Service Agreement with Ching Lung Po (6)
10.27    Employment Agreement with Wan Wai On (6)
10.28    Memorandum of Understanding (6)
21       Subsidiaries of the Registrant(6)

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

(4) Incorporated by reference to exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year December 31, 1998

(5) Incorporated by reference to exhibit of the same number filed with the Company's Form 10-KSB for the fiscal year December 31, 1999

(6)      Filed herewith

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OVM INTERNATIONAL HOLDING CORP.




                                              By: /s/Ching Lung Po
                                                  ------------------------------
                                                  Ching Lung Po, Chairman of
                                                  Board, President and Chief
                                                  Executive Officer

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

       SIGNATURE                                 TITLE                                               DATE
       ---------                                 -----                                               ----

/S/ Ching Lung Po                         Chief Executive Officer,                               April 29, 2001
-----------------------------------       President and Chairman
Ching Lung Po                             of the Board of Directors


/s/ Deng Xiao Qiong                       Chief Financial                                        April 29, 2001
-----------------------------------       Officer and Director
Deng Xiao Qiong


/s/ Cheung Lai                            Treasurer and Director                                 April 29, 2001
-----------------------------------
Cheung Lai


/s/ Wan Wai On                            Secretary and Director                                 April 29, 2001
-----------------------------------
Wan Wai On


/s/ Peng Fang                             Director                                               April 29, 2001
-----------------------------------
Peng Fang


/s/ Chen Xue Ming                         Director                                               April 29, 2001
-----------------------------------
Chen Xue Ming


/s/ Tang Xiao Ping                        Vice President                                         April 29, 2001
-----------------------------------
Tang Xiao Ping


/s/ Ding Yong Gui                         Vice President                                         April 29, 2001
-----------------------------------
Ding Yong Gui


                                   APPENDIX A


         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

a.       Consolidated balance sheet as of December 31, 2000
b. Consolidated statements of operations for the two years ended December 31, 2000 and 1999
c. Consolidated statements of shareholders' equity and comprehensive income (loss) for the two years ended December 31, 2000 and 1999
d. Consolidated statements of cash flows for the two years ended December 31, 2000 and 1999
e.       Notes to consolidated financial statements

                      OVM INTERNATIONAL HOLDING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


Contents                                                                                       Page


Report of Independent Auditors                                                                   F-2


Consolidated balance sheet                                                                       F-3


Consolidated statements of operations                                                            F-4


Consolidated statements of shareholders' equity and comprehensive income (loss)                  F-5


Consolidated statements of cash flows                                                            F-6


Notes to consolidated financial statements                                                    F-7 - F-24

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders,
OVM INTERNATIONAL HOLDING CORPORATION



         We have audited the accompanying consolidated balance sheet of OVM International Holding Corporation and its subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of OVM International Holding Corporation and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000 in conformity with generally accepted accounting principles.



HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
March 16, 2001, except for Note 24, as to which the date is April 29, 2001

                      OVM INTERNATIONAL HOLDING COPRORATION

                  CONSOLIDATED BALANCE SHEET DECEMBER 31, 2000
                    (Amounts in thousands except share data)

                                                                                Note                 US$             RMB
                                                                                                     ---             ---
ASSETS
Current assets:
  Cash and bank balances                                                                    $      1,260          10,433
  Accounts receivable, net of allowance of RMB21,063                                               4,188          34,678
  Inventories                                                                     4                2,495          20,659
  Prepayments, deposits and other receivables, net of allowance of RMB4,791                          667           5,520
  Due from related parties, net of allowance of RMB21,623                        17                2,038          16,878
                                                                                            ------------     -----------

Total current assets                                                                              10,648          88,168

Property, machinery and equipment, net                                            5                2,364          19,577
Leased property, machinery and equipment, less accumulated amortization           6                1,903          15,755
Investments                                                                       7                1,106           9,160
Other assets:
  Deferred assets                                                                 8                  267           2,214
  Staff housing loans                                                             9                   99             810
                                                                                            ------------     -----------

Total assets                                                                                $     16,387         135,684
                                                                                            ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  11         $      1,932          16,000
  Other debt                                                                     12                  127           1,050
  Current portion of capital leases                                                                   27             223
  Accounts payable                                                                                 4,131          34,205
  Advance payments by customers                                                                      757           6,266
  Other payables and accrued liabilities                                                           1,285          10,650
  Taxes payable                                                                                      497           4,112
                                                                                            ------------     -----------

Total current liabilities                                                                          8,756          72,506

Capital leases net of current portion                                                              1,925          15,935
                                                                                            ------------     -----------


Total liabilities                                                                                 10,681          88,441
                                                                                            ------------     -----------

Minority interests in consolidated subsidiaries                                                    2,598          21,505
                                                                                            ------------     -----------

Commitments and contingencies                                                   22,23

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of US$0.0001 authorized;
   12,050,000 shares, issued and outstanding                                     13                    1              10
  Additional paid-in capital                                                     13                3,719          30,795
  Retained earnings                                                                                 (605)         (5,010)
  Accumulated comprehensive loss                                                                      (7)            (57)
                                                                                            -------------    ------------

Total shareholders' equity                                                                         3,108          25,738
                                                                                            ------------     -----------

Total liabilities and shareholders' equity                                                  $     16,387         135,684
                                                                                            ============     ===========

The accompanying notes are an integral part of these financial statements.

                      OVM INTERNATIONAL HOLDING COPRORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (Amounts in thousands except share data)

                                                                                            2000                   1999
                                                                                            ----                   ----
                                                                 Note                 US$            RMB             RMB
                                                                                      ---            ---             ---
Sales:
  Related parties                                                 17         $        110            915          11,922
  Others                                                                           11,820         97,865         176,340
                                                                             ------------    -----------    ------------

Net sales                                                                          11,930         98,780         188,262

Cost of sales, including costs incurred to related
 parties of RMB5,351 and RMB19,328 in 2000
 and 1999, respectively                                                             7,358         60,921         109,415
                                                                             ------------    -----------    ------------

Gross profit                                                                        4,572         37,859          78,847

Selling and administrative expenses                                                 9,249         76,583          72,412
                                                                             ------------    -----------    ------------

(Loss) / income from operations                                                    (4,677)       (38,724)          6,435

Interest expense, including amounts to related
 parties of RMB Nil and RMB489 in 2000
 and 1999, respectively                                                              (286)        (2,364)         (3,224)
Interest income                                                                        24            200             328
Other income                                                                          113            933           1,665
Foreign exchange (loss) gain                                                          (10)           (84)             32
                                                                             ------------    -----------    ------------

(Loss) income before income taxes                                                  (4,836)       (40,039)          5,236
Income taxes                                                      14                 (748)        (6,191)         (2,846)
                                                                             ------------    -----------    ------------

                                                                                   (5,584)       (46,230)          2,390

Minority interests                                                                  1,320         10,931          (1,298)

Equity in earnings of equity investee                              7                    4             32             127
                                                                             ------------    -----------    ------------

Net (loss) income                                                            $     (4,260)       (35,267)          1,219
                                                                             =============   ===========    ============

Basic and diluted earnings per share                             3(i)        $     (0.35)         (2.93)            0.10
                                                                             ============    ==========     ============




The accompanying notes are an integral part of these financial statements.

                      OVM INTERNATIONAL HOLDING COPRORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (Amounts in thousands except share data)


                                 Number of                                                Accumulated
                                 shares of                   Additional                         other
                                    common        Common        paid-in       Retained  comprehensive
                                     stock         stock        capital       earnings   income (loss)          Total
                                                                             (deficit)

                                                     RMB            RMB            RMB            RMB             RMB
                               ----------     ----------     ----------     ----------      ----------      ----------
Balances at
December 31, 1998              12,050,000             10         30,795         29,038              34          59,877
                                                                                                            ----------
Comprehensive income:
Net income                             --             --             --          1,219              --           1,219
Currency translation
 adjustments                           --             --             --             --              27              27
                               ----------     ----------     ----------     ----------      ----------      ----------

Total comprehensive income             --             --             --             --              --           1,246
                                                                                                            ----------
Balances at
December 31, 1999              12,050,000             10         30,795         30,257              61          61,123
                                                                                                            ----------
Comprehensive loss:
Net loss                               --             --             --        (35,267)             --         (35,267)
Currency translation
 adjustments                           --             --             --             --            (118)           (118)
                               ----------     ----------     ----------     ----------      ----------      ----------

Total comprehensive loss               --             --             --         (5,010)             --         (35,385)
                                                                                                            ----------
Balances at
December 31, 2000              12,050,000             10         30,795         (5,010)            (57)         25,738
                               ==========     ==========     ==========     ==========      ==========      ==========

U.S.$                                         $        1     $    3,719     $     (605)     $       (7)     $    3,108
                                              ==========     ==========     ==========      ==========      ==========



The accompanying notes are an integral part of these financial statements.

                      OVM INTERNATIONAL HOLDING COPRORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                    (Amounts in thousands except share data)

                                                                                            2000                    1999
                                                                                            ----                    ----
                                                                                      US$            RMB             RMB
                                                                                      ---            ---             ---
Cash flows from operating activities:
  Net (loss) income                                                           $    (4,260)       (35,267)          1,219
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Minority interests                                                            (1,320)       (10,931)          1,298
     Equity in earnings of equity investee                                             (4)           (32)           (127)
     Loss on write off of intangible assets                                           389          3,217            (791)
     Loss on disposal of property, machinery and equipment                            171          1,415               -
     Depreciation                                                                     401          3,323           2,848
     Amortization                                                                      26            217             286
     Allowance for doubtful accounts                                                3,721         30,808               -
  Decrease (increase) in assets:
     Accounts receivable                                                           (1,141)        (9,449)         30,036
     Inventories                                                                     (376)        (3,110)           (267)
     Prepayments, deposits and other receivables                                      296          2,452           6,191
     Due from related parties                                                       3,316         27,459          (5,162)
     Deferred assets                                                                    -              -             318
     Staff housing loans                                                               (2)           (13)           (440)
     Receivable from equity investee                                                 (109)          (910)            668
  Increase (decrease) in liabilities:
     Accounts payable                                                               1,048          8,676         (10,733)
     Advance payments by customers                                                   (182)        (1,509)         (4,396)
     Other payables and accrued liabilities                                          (533)        (4,412)         (1,700)
     Due to related parties                                                             -              -          (2,147)
     Taxes payable                                                                   (212)        (1,761)         (6,493)
                                                                              ------------   ------------    -----------
Net cash provided by operating activities                                           1,229         10,173          10,608
                                                                              -----------    -----------     -----------

Cash flows from investing activities
  Acquisition of property, machinery and equipment                                 (1,271)       (10,523)         (4,562)
  Proceeds on disposal of property, machinery and equipment                            28            239               -
                                                                              -----------    -----------     -----------
Net cash used in investing activities                                              (1,243)       (10,284)         (4,562)
                                                                              -----------    -----------     -----------

Cash flows from financing activities:
  Increase in notes payable                                                         1,449         12,000           6,000
  Repayment of notes payable                                                       (2,899)       (24,000)        (14,860)
  Repayment of principal of capital lease                                             (37)          (311)              -
                                                                              ------------   ------------    -----------
Net cash used in financing activities                                              (1,487)       (12,311)         (8,860)
                                                                              ------------   ------------    ------------

Net (decrease) increase in cash and cash equivalents                               (1,501)       (12,422)         (2,814)
Exchange difference                                                                     -             (4)            254
Cash and cash equivalents at beginning of year                                      2,761         22,859          25,419
                                                                              -----------    -----------     -----------

Cash and cash equivalents at end of year                                      $     1,260         10,433          22,859
                                                                              ===========    ===========     ===========


The accompanying notes are an integral part of these financial statements.

                      OVM INTERNATIONAL HOLDING COPRORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)

1.    Organization and principal activities

            The accompanying consolidated financial statements include the accounts of OVM International Holding Corporation (the "Company"), and its subsidiaries, HVM Development Limited ("HDL") (formally known as OVM Development Limited ("ODL")), Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM" or the "Joint Venture" or the "JV") and Liuzhou OVM Prestress Construction Company Limited ("OVM Prestress")

            OVM International Holding Corporation was incorporated in the State of Nevada, in the United States of America.

            OVM Development Limited ("ODL") was incorporated in the British Virgin Islands on May 3, 1994. On August 10, 2000, the company changed its name to HVM Development Limited. ("HDL")

            In 1995, HDL entered into an agreement with Liuzhou OVM Joint Stock Company Limited (the "JV Partner") to set up a Sino-foreign equity joint venture in the PRC. The JV Partner was incorporated in the People's Republic of China (the "PRC") and was principally engaged in the manufacture and sale of prestress products used in the construction of highways, bridges and buildings. The JV operates under the name of Liuzhou OVM Construction Machinery Company Limited.

            As provided in the joint venture agreement, the total investment for the JV was US$4,000 (RMB34,000). The JV Partner transferred certain of its property, machinery and equipment to the JV as its 30% contribution. In addition, the business operations of the JV Partner were acquired by the JV. The remaining 70% investment was provided by HDL in cash of US$2,800 (RMB23,800). Accordingly, HDL has a controlling interest in the JV through a majority voting interest of 70%.

            The net income of the JV, after provision for income taxes and appropriations to various statutory and discretionary reserves, are shared by the Company and the JV Partner according to their respective equity interests and is subject to the board of directors' approval. The term of the JV is 30 years.

            Currently, there are no regulations governing the prohibition of joint venture partners from competing with the joint ventures. Therefore, Liuzhou OVM's business may be adversely affected by competition from its Joint Venture Partner. Liuzhou OVM's activities in the PRC are by law subject, in some particular cases, to administrative review and approval by various national and local agencies of the PRC government. In particular, part of the Liuzhou OVM's current operations and the realization of its future expansion programs in the PRC will be subject to PRC government approvals.

                      OVM INTERNATIONAL HOLDING COPRORATION

            In January 2000, the JV and the JV Partner entered into various agreements resulting in the following:

      a. Termination of the JV's lease of land, buildings, property and equipment from the JV Partner.
      b. Allocation of part of JV personnel to the JV Partner resulting in the reduction of JV personnel and financial assets related thereto.
      c. Termination of the JV's rights to use certain intangible assets, including the "OVM" trademark.
      d. Transfer of approximately 1/3 of the JV's inventories to the Joint Venture Partner at normal selling prices excluding value added tax at 17%.
      e. Transfer of certain fixed assets to the JV Partner including the amount classified as Assets held for Sale at December 31, 1999.

            Notwithstanding these agreements, both HDL and the JV Partner continue to hold their respective interests in the JV and have retained their respective rights under the terms of the Joint Venture agreement.

            As discussed in Note 17, the Company and the JV Partner have not been able to agree on the final determination of the amount owed to the JV by the JV Partner as a result of the above agreements. The final determination will be made pursuant to an arbitration proceeding administered by the PRC government. Thus, it is currently premature for the Company to be able to determine the exact amount which will be received. However, the Company has provided an allowance which it believes is adequate for amounts which may not be collectible from the JV Partner.

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

                      OVM INTERNATIONAL HOLDING COPRORATION

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

                  Depreciation is calculated on a straight-line basis to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                           Buildings                                     8.4%
                           Leasehold improvements                          4%
                           Plant, machinery and equipment                 12%

                      OVM INTERNATIONAL HOLDING COPRORATION

      (d)   Intangible assets

                  Intangible assets, which include goodwill and proprietary
            technology and trademarks, are stated at cost less accumulated amortization. Through 2000, amortization was calculated on a straight-line basis over 30 years.

                  Management assesses the carrying values of its long-lived
            assets for impairment when circumstances warrant such a review. Generally, assets to be used in operations are considered impaired if the sum of expected undiscounted future cashflows is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values. In 2000, management determined that the total remaining intangible assets were impaired and an impairment loss was recorded (Note 10).

      (e)   Investments

                  Affiliated entities in which the Company has significant
            influence but does not have a controlling interest are accounted for using the equity method of accounting.

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

                      OVM INTERNATIONAL HOLDING COPRORATION

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

                  Translation of amounts from RMB into United States dollars
            (US$) for the convenience of the reader has been made at the Exchange Rate on December 31, 2000 of US$1.00 equal to RMB8.28 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on December 31, 2000 or at any other date.

      (i)   Earnings per share

                  Basic earnings per share amounts are calculated using the
            weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during each of the years ended December 31, 2000 and 1999 were 12,050,000.

      (j)   Research and development costs

                  Research and development costs are expensed as incurred and amounted to RMB1,443 and RMB382, net (Note 12), for 2000 and 1999 respectively.

      (k)   Advertising costs

                  Advertising costs are expensed by the Company as incurred.
            Total advertising costs incurred by the Company during 2000 and 1999 were RMB608 and RMB606 respectively.

                      OVM INTERNATIONAL HOLDING COPRORATION

      (l)   Retirement benefits

                  The contributions to the PRC and internally implemented
            retirement plans for existing employees are charged to expenses as services are provided.

                  Contributions of RMB2,296 to an additional Company
            administered retirement plan for existing employees is being amortized over 20 years as future services are provided (Note 8 and 16).

      (m)   Comprehensive income:

                  The Company has adopted Statement of Financial Accounting
            Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company's only current component of comprehensive income is foreign currency translation adjustments.

      (n)   Segment reporting:

                  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131"). The Company's results of operations and financial position are not affected by implementation of SFAS No. 131 as it operates in only one segment.

      (o)   Pension and other post retirement benefits:

                  The Company adopted SFAS No. 132, "Employers' Disclosures
            about Pensions and Other Post Retirement Benefits". SFAS No. 132 requires comparative information for earlier years to be restated. The Company's results of operations and financial position are not affected by implementation of SFAS No. 132.

                      OVM INTERNATIONAL HOLDING COPRORATION

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

                  In December 1999, the staff of the Securities and Exchange
            Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's consolidated financial statements.

      4.    Inventories

                  At December 31, 2000, inventories consist of the following:

                                                    US Dollars           RMB
                                                    ----------           ---

            Raw materials                         $        690         5,714
            Work in progress                               695         5,757
            Finished goods                               1,110         9,188
                                                  ------------   -----------

                                                  $      2,495        20,659
                                                  ============   ===========

            During the year ended December 31, 2000, approximately RMB15,035 of inventories were transferred to the JV partner at cost.

                      OVM INTERNATIONAL HOLDING COPRORATION



      5.    Property, machinery and equipment, net

                  At December 31, 2000, property, machinery and equipment
            consists of:

                                                                                     US Dollars                RMB
                                                                                     ----------                ---
            Cost:
             Buildings                                                          $           151              1,253
             Leasehold improvement                                                          250              2,072
             Plant, machinery and equipment                                               3,253             26,936
                                                                                ----------------     --------------

                                                                                           3,654             30,261
                                                                                ----------------     --------------
            Accumulated depreciation:
             Buildings                                                                        65                537
             Leasehold improvement                                                            10                 83
             Plant, machinery and equipment                                                1,215             10,064
                                                                                ----------------     --------------

                                                                                           1,290             10,684
                                                                                ----------------     --------------

            Property, machinery and equipment, net                              $          2,364             19,577
                                                                                ================     ==============

            During the year ended December 31, 2000, approximately RMB9,435 of fixed assets were transferred to the JV Partner at their carrying amounts.

      6.    Leased property, machinery and equipment, net

                  On December 11, 1999, as a result of the termination of the
            Company's lease of land, buildings, property and equipment from the JV Partner, the Company entered into a new lease agreement with an unaffiliated third party for the lease of land and buildings in which the Company's main operating facilities are located. The term of the lease is 25 years, beginning January 1, 2000, with annual rent of RMB1,000 for the first five years and escalating at 1% each year thereafter.

                  In addition, on December 12, 1999 the Company entered into a lease with another unaffiliated third party for the lease of production and transportation equipment. The term of the lease is 20 years beginning January 1, 2000, with annual rent of approximately RMB564. Both of the above leases are classified as capital leases.

                  At December 31, 2000, property, machinery and equipment under capital leases consists of:


                                                                                         US Dollars                RMB
                                                                                         ----------                ---
            Cost:
             Buildings                                                           $            1,322             10,948
             Plant, machinery and equipment                                                     667              5,521
                                                                                 ------------------   ----------------

                                                                                              1,989             16,469
            Accumulated amortization                                                             86                714
                                                                                 ------------------   ----------------

            Leased property, machinery and equipment, net                        $            1,903             15,755
                                                                                 ==================   ================

                      OVM INTERNATIONAL HOLDING COPRORATION

      6.    Leased property, machinery and equipment, net (continued)

                  At December 31, 2000, future minimum payments under capital leases together with the present value of the net minimum lese payments are as follows:

                                                                                     US Dollars              RMB
                                                                                     ----------              ---

                            2001                                                 $          189            1,564
                            2002                                                            189            1,564
                            2003                                                            189            1,564
                            2004                                                            189            1,564
                            2005                                                            190            1,574
                          Thereafter                                                      3,517           29,125
                                                                                 --------------    -------------

                          Total minimum lease payments                                    4,463           36,955
                          Less: Amount representing interest                             (2,512)         (20,797)
                                                                                 --------------    -------------

                                                                                 $        1,951           16,158
                                                                                 ==============    =============
      7.    Investments

                  At December 31, 2000, investments consist of:

                                                                                     US Dollars              RMB
                                                                                     ----------              ---
            Equity investment (a)
            Cost                                                                 $          569            4,709
            Share of post-acquisition retained earnings                                      43              363
            Currency translation adjustment                                                 (69)            (568)
                                                                                 --------------       ----------

                                                                                            543            4,504
            Investment at cost (b)                                                          450            3,730
            Receivable from equity investee                                                 113              926
                                                                                 --------------       ----------

                                                                                 $        1,106            9,160
                                                                                 ==============       ==========


            (a)   The Company has a 50% equity investment in OVM Prestress Co.
                  Pte. Ltd, ("OVM Singapore") a company incorporated in the Republic of Singapore. OVM Singapore. is principally engaged in the provision of prestressing and related engineering services. The Company's share of earnings of OVM Singapore is included in income as earned.

                  Summarized unaudited financial information of OVM Singapore as of and for the year ended December 31, 2000 and 1999 is as follows:
                                                                                       2000                    1999
                                                                          US Dollars            RMB             RMB
                                                                          ----------            ---             ---
                  Current assets                                          $      613          5,078            4,403
                  Non-current assets                                      $      244          2,027            2,229
                  Total liabilities, all current                          $      164          1,359              688
                  Net Sales                                               $      553          4,575            3,310
                  Gross profit                                            $      133          1,099              540
                  Net income                                              $        8             63               10

                      OVM INTERNATIONAL HOLDING COPRORATION

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


      8.    Deferred assets

                                                       US Dollars           RMB

            Housing loans (a)                         $        40           329
            Retirement costs (b)                              227         1,885
                                                      -----------   -----------

                                                      $       267         2,214
                                                      ===========   ===========

            (a) This represents employment incentives comprising housing loans made to two senior management staff members of the JV for the purchase of residential properties. The loans are collateralized by the properties and are interest free. The loans are being amortized as compensation expense over the period of service required of 5 to 10 years.

            (b) This represents the cost of a retirement plans entered into by the JV during 1998 for its staff and is being amortized over 20 years. In January 2000, approximately RMB2,365 was transferred to the JV Partner in relation to staff retained by the JV Partner. Amortization for the years ended December 31, 2000 and 1999 was RMB101 and RMB241, respectively. (Note 16).


      9.    Staff housing loans

                  At December 31, 2000 staff housing loans of RMB810 consist of housing loans advanced to the existing staff of the JV for the purchase of residential properties. The loans are collateralized by the properties purchased, bear interest at approximately 0.3% per annum and are repayable over periods of 3 to 15 years. During the year ended December 31, 2000 loans of RMB170 were made and RMB157 was repaid. In addition, an amount of RMB2,034 was transferred to the JV Partner in 2000 in relation to staff retained by the JV Partner. (Note 1)


      10.   Impairment of intangible assets

                  During the year ended December 31, 2000, the Company included in selling and administrative expense, impairment losses of approximately RMB3,217 related to goodwill arising from its acquisition of its interest in the JV. During the fourth quarter of 2000, management determined that, as a result of the various agreements with the JV Partner, the value of the goodwill was uncertain and was therefore written off.

                      OVM INTERNATIONAL HOLDING COPRORATION


      11.   Notes payable

                  At December 31, 2000, notes payable consists of amounts
            payable to various banks in the PRC. RMB6,000 is collateralized by plant and machinery owned by the JV. Another note of RMB5,000 is guaranteed by a third party, and a guarantee fee of RMB80 was paid for such guarantee. All remaining notes are unsecured. All notes are due within one year of the balance sheet date and interest at a weighted average rate of 7.2% per annum was incurred during 2000 (1999: 8.3%).


      12.   Other debt

                  At December 31, 2000, other debt consists of loans from the
            Technical Department of the Liuzhou City Government for the purpose of carrying out research and development projects. The loans are unsecured, non-interest bearing, are guaranteed by a subsidiary of the JV Partner and are repayable in 2001. At December 31, 2000, repayment of an additional RMB60 is contingent upon whether the Company successfully completes certain remaining projects.


      13.   Common stock and additional paid-in capital

                  The Company has granted 4,000,000 stock purchase warrants for the purchase of one share of the Company's common stock at an exercise price of US$3.00 per warrant through December 23, 2001. An aggregate of 4,000,000 shares of common stock has been reserved for issuance upon exercise of the stock purchase warrants. All stock purchase warrants remained outstanding at December 31, 2000.

                  The Company has a stock option plan (the "Plan") that allows the Company to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance upon exercise of stock options granted under the Plan. Pursuant to the Plan, the exercise price must be at least equal to the fair market value of the shares of common stock at the date of grant. At December 31, 2000, no stock options have been granted under the Plan.

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

                      OVM INTERNATIONAL HOLDING COPRORATION

                  Pursuant to an approval issued by the State Tax Bureau of the
            Liuzhou City dated July 22, 1996, the income of the JV is fully exempt from Chinese national income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. The JV is also exempt from the local income tax rate throughout the term of the joint venture. The National Tax Bureau revoked the preferential rate approval in 2000 and the income of the JV is only fully exempted from Chinese national income tax for two years commencing from first profitable year of operation (1995) followed by a 50% exemption for the next three years, after which the income is taxable at the full rate of 30% exclusive of the local income tax of 3%. Accordingly, the Company has made additional provision of RMB4,476 in the current year for the additional income taxes for 1997. The five year tax exemption expired in 2000.

                  The Company's share in the JV's tax savings resulting from this tax holiday for the years ended December 31, 1999 amounted to RMB87 (RMB0.01 per share)

                  OVM Prestress was formed in 1998 and is subject to business tax of 3% on sales and national and local income tax of 33%.

                  A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:

                                                                                        2000           1999
                                                                                        ----           ----
                                                                                         RMB            RMB

                  Statutory income tax                                                   33%            33%

                  Computed expected tax expense (benefit)                                  -          1,728
                  Impact of revoked preferential tax (tax holiday)
                     of the JV                                                         4,476           (124)
                  Item which gives rise to no tax benefit:
                     Net loss of the Company and HDL                                     757            413
                     Others                                                              958            829
                                                                                ------------     ----------

                  Taxation charges for the year                                        6,191          2,846
                                                                                ============     ==========

                  The Company's share in the undistributed earnings of the
            Company's foreign subsidiaries amounted to RMB25,386 and RMB34,587 at December 31, 2000 and 1999 respectively. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. corporate income taxes. Unrecognized deferred U.S. corporate income tax in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes, as at December 31, 2000 and 1999 was RMB5,602 and RMB10,447 respectively.

                  No deferred income taxes have been provided as the effect of all temporary differences is not material.

                      OVM INTERNATIONAL HOLDING COPRORATION


      15.   Foreign currency exchange

                  The Renminbi ("RMB") is not freely convertible into foreign currencies.

                  A single rate of exchange is quoted daily by the People's Bank of China. Enterprises operating in the PRC can enter into exchange transactions through the People's Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency, which is dependent on the foreign currency denominated earnings of the enterprises, or must be arranged through the authorized institutions. Approval for exchange at the authorized institutions is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of RMB into United States dollars or other foreign currencies can generally be effected at the authorized institutions, there is no guarantee that it can be effected at all times. At December 31, 2000 and 1999, RMB15,899 and RMB38,217, respectively, of shareholders' equity is subject to exchange conversion restrictions.


      16.   Retirement plans

                  As stipulated by PRC government regulations, the JV is
            required to make pension contributions of 20% of basic salaries to PRC insurance companies which are organized by the PRC government. The PRC insurance companies are responsible for the payment of pension benefits to retired staff. Contributions made by the JV during the years ended December 31, 2000 and 1999 amounted to RMB756 and RMB1,494 respectively.

                  The JV also operates two additional retirement plans for its staff. Under one of the plans, the JV contributes 5% of basic salaries. On retirement, the staff members are entitled to a lump sum payment of the balance in their accounts. Costs incurred by the JV for this plan during the years ended December 31, 2000 and 1999 amounted to RMB21 and RMB207 respectively. No contribution was made after March 2000.

                  Under the second retirement plan, the JV made a one-time
            contribution of RMB2,296 in 1998. Under this retirement plan, the staff will only benefit from the plan if they work in the JV until retirement, as defined. Upon retirement, qualifying staff will receive a defined monthly pension benefit.

                  The JV has no obligation for the payment of pension benefits beyond the contributions described above.

                      OVM INTERNATIONAL HOLDING COPRORATION


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

                  At January 1, 2000, the Company had amounts due from the JV
            Partner of RMB22,412. Additional amounts of approximately RMB29,600 became due from the JV Partner as a result of the transfer of certain inventories, fixed assets and financial assets related to former JV employees to the JV Partner under the various January 2000 agreements.

                  Other significant transactions with the JV Partner during 2000 are summarized below:

                                                                                            2000                1999
                                                                  US Dollars                 RMB                 RMB
                                                                  ----------                 ---                 ---
                Sales of raw materials                                  $  1                  10               2,283
                Sales of finished goods                                  109                 905               9,619
                Rental income from leasing of
                   Plant and machinery                                     8                  64                  61
                Sales of machinery                                         -                   -                  34
                Transportation income                                      -                   -                 235
                Services fee income                                        -                   -                  34
                Rental expenses for leasing of
                  Land and buildings, plant and
                  Machinery and motor vehicles                           (34)               (285)             (2,505)
                Purchases of raw materials                                 -                   -                (196)
                Sub-contracting charges                                    -                   -             (10,621)
                Interest expense                                           -                   -                (489)
                Purchases of finished goods                             (593)             (4,908)             (3,443)
                Purchases of packing materials                           (11)                (92)                  -
                Management fees                                            -                   -                (310)
                Trademark use fee                                        (62)               (512)                  -

                      OVM INTERNATIONAL HOLDING COPRORATION

                  In addition, the Company had transactions with affiliates of the JV Partner, as summarized below:

                                                                                            2000                1999
                                                                  US Dollars                 RMB                 RMB
                                                                  ----------                 ---                 ---
                 Sales of raw materials                                  $ -                   -                  20
                 Rental income                                             1                   1                   -
                 Rental expenses for leasing of
                   Plant and machinery                                   (3)                (24)               (784)
                 Sub-contracting charges                                   -                   -               (246)
                 Purchases of raw materials                                -                   -             (1,533)
                 Purchases of finished goods                             (5)                (42)                   -


                  During the years ended December 31, 2000 and 1999, the Company made sales of RMB719 and RMB1,783, respectively, to OVM Prestress Engineering Company Pte. Ltd.

                  Amounts due from the Joint Venture Partner are the subject of arbitration under a proceeding being administered by the local PRC government. However, at this time, it is too early to determine the outcome of the arbitration and the Company has provided an allowance for uncollectible amounts of RMB21,623.

                  At December 31, 2000 the balances with related parties are as follows:

                                                                                      US Dollars                   RMB
                                                                                      ----------                   ---
                  Due from related parties:
                     JV Partner                                                $             700                 5,799
                     Director - Mr. Ching Lung Po                                          1,338                11,079
                                                                               -----------------      ----------------

                                                                               $           2,038                16,878
                                                                               =================      ================


                  These balances are unsecured, non-interest bearing and due on demand.


      18.   Supplemental cash flow information

                                                                                                       2000                1999
                                                                             US Dollars                 RMB                 RMB
                                                                             ----------                 ---                 ---
                 Interest paid                                                 $    286               2,364               2,772
                                                                               =========          ==========          ==========

                 Income taxes paid                                             $    486               4,026               2,861
                                                                               =========          ==========          ==========


            Non-cash investing and financing activities

                  Capital leases obligation of RMB16,469 were incurred during
            2000. Inventories of approximately RMB 15,035, prepayments, deposits and other receivables of approximately RMB 731, fixed assets of approximately RMB9,435, deferred assets of approximately RMB2,365 and staff housing loans of approximately RMB2,034 were transferred to the joint venture partner in 2000 in exchange for a receivable of approximately RMB29,600.

                      OVM INTERNATIONAL HOLDING COPRORATION


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


      20.   Nature of operations and concentration of risk

                  The Company manufacturers and sells substantially all
            prestress products used in the construction of highways, bridges and buildings in the PRC. Accordingly, the credit risk arising from accounts receivable of the JV is concentrated with the PRC government which is usually the initiator of these large scale capital projects. During the years ended December 31, 2000 and 1999, the Company also had foreign sales (primarily in Japan and Vietnam) comprising approximately 17% and 12% of total sales, respectively.

                  No customers accounted for 10% or more of the total sales of the Company during 2000 or 1999.

                  Details of the Company's purchases from suppliers, which
            accounted for 10% or more of the total purchases, are as follows:

                                                               2000         1999
                                                               ----         ----
                                                                  %            %
                  Purchases:
                     Hubei Huangshi Daye Steeling Factory        16           20
                     Others                                      84           80
                                                           --------     --------

                                                                100          100
                                                           ========     ========

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

                      OVM INTERNATIONAL HOLDING COPRORATION

      21.   Distribution of profits

                  The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from the JV in the PRC.

                  Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, and the JV's articles of association, the JV is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the decision of the JV's board of directors. The appropriations to the employee welfare and incentive fund have been charged to the statements of income. The other appropriations, if any, are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the JV. In accordance with a board resolution, no appropriations were made to the reserve funds by the JV for 2000 and 1999.

                  Net income of the JV and its subsidiaries reported under US
            GAAP differs from that reported under PRC Rules and Regulations. Profits available for distribution are based on financial statements prepared under PRC Rules and Regulations. At December 31, 2000 and 1999, the Company's share in the distributable profits of the JV and its subsidiaries were approximately RMB 40,342 and RMB39,360, respectively.


      22.   Operating lease commitments

                  At December 31, 2000, future minimum payments under operating leases for the leasing of land and buildings, plant and machinery and motor vehicles in Liuzhou including from the JV Partner were as follows:

                                                                     RMB
                                                                     ---

                           2001                                      367
                           2002                                      331
                           2003                                      292
                           2004                                      256
                           2005                                      256
                           Thereafter                              1,429
                                                               ---------
                                                                   2,931
                                                               =========

                  Rent Expense under operating leases was RMB761 and RMB3,461 for the years ended December 31, 2000 and 1999, respectively.

                      OVM INTERNATIONAL HOLDING COPRORATION



      23.   Commitments and Contingencies

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

                  Beginning in January 2000, Liuzhou OVM's products are marketed under a new trademark ("HVM") which is registered in the name of a related company, Shenzhen Hong Da Technical Company Limited ("Hong Da"). Hong Da has granted the JV the exclusive right to use the HVM trademarks at an annual fee based on 1.5% of sales. Intangible asset fees charged by Hong Da amounted to RMB1,127 for the current year.

                  At December 31, 2000, the Company had no outstanding capital commitments for purchases of equipment and moulds.

      24.   Subsequent event

                  On April 29, 2001, HDL and the JV Partner entered into a
            Memorandum of Understanding, which provides for the transfer of the JV Partner's interest in the JV to HDL, and the transfer of the JV's interest in OVM Prestress to the JV Partner. The terms of the transfers are subject to separate transfer agreements which have not yet been negotiated.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS             DESCRIPTION

10.25    Agreement on the Use of Trademark

10.26    Service Agreement with Ching Lung Po

10.27    Employment Agreement with Wan Wai On

10.28    Memorandum of Understanding

21       Subsidiaries of the Registrant