Form 10QSB
period 2001-03-31
OVM INTERNATIONAL HOLDING CORP
filed 2001-06-11
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarter period ended March 31, 2001
                                      --------------

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



                     Room 2105, West Tower, Shun Tak Centre
                  200 Connaught Road C., Sheung Wan, Hong Kong
                     (Address of Principal Executive Office)

                                 (852) 2810-6226
                (Issuer's Telephone Number, Including Area Code)



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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of May 14, 2001.

Traditional Small Business Disclosure Format:     Yes    [   ]    No     [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                               Three Months Ended March 31,
                                       --------------------------------------------
                                          2001             2000              2001
                                       ----------       ----------       ----------
                                            RMB              RMB              US$
NET SALES                                  20,985           20,603            2,534

COST OF SALES                             (12,324)         (11,506)          (1,488)
                                       ----------       ----------       ----------
GROSS PROFIT                                8,661            9,097            1,046

SELLING AND ADMINISTRATIVE
  EXPENSES                                 (8,771)          (8,968)          (1,059)

INTEREST EXPENSES                            (624)            (940)             (75)

INTEREST INCOME                                57                8                7

OTHER EXPENSES, NET                           (57)             (30)              (7)
                                       ----------       ----------       ----------
LOSS BEFORE INCOME
  TAXES                                      (734)            (833)             (88)

INCOME TAXES                                  (38)             (72)              (5)
                                       ----------       ----------       ----------
                                             (772)            (905)             (93)

MINORITY INTERESTS                          2,329              118              281

EQUITY IN EARNINGS/(LOSS) OF
  EQUITY INVESTEE                             (98)              11              (12)
                                       ----------       ----------       ----------
NET INCOME/(LOSS)                           1,459             (776)             176
                                       ==========       ==========       ==========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                                  0.12            (0.06)            0.01
                                       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                 12,050,000       12,050,000       12,050,000
                                       ==========       ==========       ==========


           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                             (Amounts in thousands)

                                                            March 31,       December 31,       March 31,
                                                              2001             2001              2000
                                                           ----------       ----------        ----------
                                                               RMB             RMB                US$
                                               Notes       (Unaudited)        (Note)          (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                        3,685           10,433               445
  Accounts receivable                                          41,589           34,678             5,023
  Inventories                                    2             19,321           20,659             2,333
  Prepayments, deposits and other                               6,082            5,520               735
    receivables
  Due from related parties                                      8,812           16,878             1,064
                                                           ----------       ----------        ----------
Total current assets                                           79,489           88,168             9,600

Property, machinery and equipment, net           3             19,433           19,577             2,347
Leased property, machinery and equipment,        4             15,576           15,755             1,881
  net
Investments                                                     9,029            9,160             1,091
Due from related party                                          7,426                -               897
Other assets:
  Deferred asset                                                2,146            2,214               259
  Staff housing loans                                             771              810                93
                                                           ----------       ----------        ----------
Total assets                                                  133,870          135,684            16,168
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                16,000           16,000             1,933
  Other debt                                                    1,050            1,050               127
  Current portion of capital leases                               227              223                27
  Accounts payable                                             33,972           34,205             4,103
  Advance payments by customers                                 7,416            6,266               896
  Other payables and accrued liabilities                        8,995           10,650             1,086
  Taxes payable                                                 3,936            4,112               475
                                                           ----------       ----------        ----------
Total current liabilities                                      71,596           72,506             8,647
Long term debt net of current portion
Capital leases net of current portion                          15,875           15,935             1,917
                                                           ----------       ----------        ----------
Total liabilities                                              87,471           88,441            10,564
                                                           ----------       ----------        ----------

Minority interests in consolidated                             19,176           21,505             2,316
subsidiaries                                               ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
    value of
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Accumulated deficit                                            (3,551)          (5,010)             (429)
Accumulated comprehensive loss                                    (31)             (57)               (3)
                                                           ----------       ----------        ----------
Total shareholders' equity                                     27,223           25,738             3,288
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    133,870          135,684            16,168
                                                           ==========       ==========        ==========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (Amounts in thousands)

                                                                               Accumulated
                                                                                 other
                                    Common      Additional      Accumulated   comprehensive
                                    stock     paid-in capital     deficit         loss            Total
                                   --------   ---------------   -----------   -------------     ----------
                                     RMB           RMB              RMB            RMB              RMB
Balance at January 1, 2001            10          30,795          (5,010)          (57)           25,738

Comprehensive income:
  Net income for the period           --              --           1,459            --             1,459
  Currency  translation               --              --              --            26                26
adjustments
                                 -------         -------       ---------     ---------         ---------
Total comprehensive income                                                                         1,485
                                                                                               ---------

Balance at March 31, 2001               10          30,795        (3,551)          (31)           27,223
                                ==========       =========     ==========    =========         =========







           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (Amounts in thousands)

                                                                 Three months ended March 31,
                                                           ------------------------------------------
                                                             2001             2000             2001
                                                           -------          -------          -------
                                                              RMB              RMB               US$
Net cash used in operating activities                       (6,019)          (4,691)            (727)
                                                           -------          -------          -------
Cash flows from investing activities:
  Acquisition of property, machinery and equipment            (673)          (2,682)             (81)
  Disposal of property, machinery and equipment                 --               --               --
                                                           -------          -------          -------
Net cash used in investing activities                         (673)          (2,682)             (81)
                                                           -------          -------          -------
Cash flows from financing activities:
  Repayments of notes payable                                   --           (1,000)              --
  Repayment of principal of capital leases                     (56)             (42)              (7)
                                                           -------          -------          -------
Net cash used in financing activities                          (56)          (1,042)              (7)
                                                           -------          -------          -------
Net decrease in cash and cash equivalents                   (6,748)          (8,415)            (815)
Cash and cash equivalents, at beginning of period           10,433           22,859            1,260
                                                           -------          -------          -------
Cash and cash equivalents, at end of period                  3,685           14,444              445
                                                           =======          =======          =======
Non-cash investing activities:
  Property, machinery and equipment acquired
    through capital leases                                      --           18,314               --
                                                           =======          =======          =======

           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 2001. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.   INVENTORIES

                                                      March 31,    December 31,
                                                           2001            2000
                                                            RMB             RMB

     Raw materials                                        4,420           5,714
     Work in progress                                     2,480           5,757
     Finished goods                                      12,421           9,188
                                                       --------        --------
                                                         19,321          20,659
                                                       ========        ========

3.   PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                      March 31,    December 31,
                                                           2001            2000
                                                            RMB             RMB

     Cost:
       Buildings                                          1,253           1,253
       Leasehold improvement                              2,072           2,072
       Plant, machinery and equipment                    27,507          26,936
                                                       --------        --------
                                                         30,832          30,261
                                                       --------        --------
     Accumulated depreciation:
       Buildings                                            563             537
       Leasehold improvement                                104              83
       Plant, machinery and equipment                    10,732          10,064
                                                       --------        --------
                                                         11,399          10,684
                                                       --------        --------
     Property, machinery and equipment, net              19,433          19,577
                                                       ========        ========

4.   LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                      March 31,    December 31,
                                                           2001            2000
                                                            RMB             RMB

     Cost:
       Buildings                                         10,948          10,948
       Plant, machinery and equipment                     5,521           5,521
                                                       --------        --------
                                                         16,469          16,469
     Accumulated amortization                               893             714
                                                       --------        --------
     Leased property, machinery and equipment, net       15,576          15,755
                                                       ========        ========

5.   MATERIAL AGREEMENTS AND CONTINGENCIES

     In January 2000, Liuzhou OVM entered into various agreements with the Stock Company resulting in the following:

     a. Termination of Liuzhou OVM's lease of land, buildings, property and equipment from the JV Partner.

     b. Allocation of part of Liuzhou OVM's personnel to the Stock Company resulting in the reduction of Liuzhou OVM's personnel and financial assets related thereto.

     c. Termination of Liuzhou OVM's rights to use certain intangible assets, including the "OVM" trademark.

     d. Transfer of approximately 1/3 of Liuzhou OVM's inventories to the Stock Company at normal selling prices excluding value added tax at 17%.

     e. Transfer of certain fixed assets to the Stock Company including the amount classified as Assets held for Sale at December 31, 1999.

     Notwithstanding these agreements, both HDL and the Stock Company continue to hold their respective interests in Liuzhou OVM and have retained their respective rights under the terms of the Joint Venture Agreement.

     The Company and the Stock Company have not been able to agree on the final determination of the amount owed to Liuzhou OVM by the Stock Company as a result of the above agreements. Accordingly, HDL submitted a dispute to non-binding arbitration being administered by the local PRC government in early 2001. No determination as to the likelihood of a favorable outcome to the arbitration can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         NET SALES AND GROSS PROFIT. Net sales for the three months ended March 31, 2001 increased by RMB382,000 (US$46,000) or 1.9% to RMB20,985,000
(US$2,534,000), compared to RMB20,603,000 (US$2,488,000) for the corresponding period in 2000. Although selling prices were reduced by approximately 13% in 2001 compared to those of the corresponding period in 2000, sales volume increased by approximately 17% which attributed to the overall increase in sales.

         Gross profit decreased by RMB436,000 (US$53,000) or 4.8% to RMB8,661,000 (US$1,046,000) for the three months ended March 31, 2001 compared to RMB9,097,000 (US$1,099,000) in the corresponding period of the prior year. Gross profit margin decreased from 44% in 2000 to 41% in 2001. The decrease in gross profit margin was mainly attributable to reduced selling prices as a result of competitive conditions.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended March 31, 2001 decreased by RMB197,000 (US$24,000) or 2.2% to RMB8,771,000 (US$1,059,000), compared to RMB8,968,000
(US$1,083,000) for the corresponding period in 2000. The decrease was mainly due to a decrease in rental expenses. Although the Company relocated its production premises in early 2000 and rental was payable from January 1, 2000, the Company was required to pay rent to the JV Partner for January 2000. The decrease was also due to better control over office expenditures which were partly offset by an allowance made on accounts receivable of RMB600,000 (US$72,000) in the first quarter of 2001.

         INTEREST INCOME/EXPENSE. Net interest expense for the three months ended March 31, 2001 decreased by RMB365,000 (US$44,000) or 39.2% to RMB567,000
(US$68,000), compared to RMB932,000 (US$113,000) in the corresponding period of the prior year. The decrease was mainly due to a decrease in average bank borrowing rates and outstanding notes payable.

         OTHER EXPENSES, NET. Other expenses for the three months ended March 31, 2001 amounted to RMB57,000 (US$7,000), and represented loss on disposal of machinery and equipment. Other expenses for the three months ended March 31, 2000 amounted to RMB30,000 (US$4,000), and represented a donation to a charitable organization.

         INCOME TAXES. The income of Liuzhou OVM is subject to Chinese national income tax at the full rate of 30%. Liuzhou OVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM owned by the Stock Company, the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd. The significant increase in minority interests for the first quarter of 2001 was mainly due to an adjustment made on the 30% equity interest in Liuzhou OVM to reflect the minority interest in losses of Liuzhou OVM.

         NET INCOME/(LOSS). The increase in net income for the three months ended March 31, 2001 by RMB2,235,000 (US$270,000) was mainly attributable to the adjustment to minority interests described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB7,893,000 (US$953,000) as of March 31, 2001 compared to RMB15,662,000 (US$1,892,000) as of December 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 was RMB6,019,000 (US$727,000) as compared to RMB4,691,000 (US$567,000) for the corresponding period in 2000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the three months ended March 31, 2001 were RMB673,000 (US$81,000).

         Cash and bank balances decreased by 65% while accounts receivable increased by 20% from December 31, 2000 to March 31, 2001. The increase in accounts receivable was mainly due to the fact that over 80% of the first quarter sales proceeds are outstanding as of March 31, 2001. The decrease in cash and bank balances was mainly due to these delayed payments by customers. The Company increased the provision for uncollectible amounts by RMB600,000 (US$72,000) on accounts receivable balance that aged over 1 year during the quarter. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         During the quarter, HVM Development Limited ("HDL"), the Registrant's wholly-owned subsidiary, submitted a dispute to non-binding arbitration being administered by the local PRC government. The dispute is over the amount, if any, which is owed to Liuzhou OVM by the Stock Company. The Registrant's records reflected that as of December 31, 2000, the Stock Company was indebted to Liuzhou OVM in the amount of RMB27,422,000 (US$3,312,000). While the Registrant believes that the Stock Company remains indebted to Liuzhou OVM for that amount, as of December 31, 2000, the Registrant has provided an allowance of RMB21,623,000 (US$2,611,000) against the receivable. The decision in the arbitration is non-binding and HDL has the right to appeal the arbitrator's decision to the PRC court system. No determination as to the likelihood of a favorable outcome to the arbitration can be made at this time. The PRC government will not approve the Registrant's proposed buyout of the Stock Company's interest in Liuzhou OVM until the dispute is resolved.

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) During the three months ended March 31, 2001, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OVM INTERNATIONAL HOLDING CORP.





June 8, 2001                       By:/s/ Ching Lung Po
                                         ----------------------------------
                                      Ching Lung Po, President



                                   By:/s/ Deng Xiao Qiong
                                      -----------------------------------
                                      Deng Xiao Qiong, Chief Financial Officer