Form 10QSB
period 2001-06-30
OVM INTERNATIONAL HOLDING CORP
filed 2001-08-20
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarter period ended June 30, 2001
                                    -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of August 14, 2001.

Traditional Small Business Disclosure Format:      Yes      [  ]    No      [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)

                                            Three Months Ended June 30,              Six Months Ended June 30,
                                    --------------------------------------    ---------------------------------------
                                       2001          2000          2001          2001          2000          2001
                                    ----------    ----------    ----------    ----------    ----------    ----------
                                        RMB           RMB           US$           RMB           RMB           US$
NET SALES                               27,378        25,406         3,307        48,363        46,009         5,841

COST OF SALES                          (15,007)      (18,724)       (1,813)      (27,331)      (30,230)       (3,301)
                                    ----------    ----------    ----------    ----------    ----------    ----------
GROSS PROFIT                            12,371         6,682         1,494        21,032        15,779         2,540

SELLING AND ADMINISTRATIVE
  EXPENSES                             (11,030)       (9,502)       (1,332)      (19,801)      (18,470)       (2,391)

INTEREST EXPENSES                         (642)         (279)          (78)       (1,266)       (1,219)         (153)

INTEREST INCOME                              6           130             1            63           138             7

OTHER EXPENSES, NET                        (10)       (1,492)           (1)          (67)       (1,522)           (8)
                                    ----------    ----------    ----------    ----------    ----------    ----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                    695        (4,461)           84           (39)       (5,294)           (5)

INCOME TAXES                              (376)       (2,813)          (45)         (414)       (2,885)          (50)
                                    ----------    ----------    ----------    ----------    ----------    ----------
                                           319        (7,274)           39          (453)       (8,179)          (55)

MINORITY INTERESTS                        (530)        2,024           (64)        1,799         2,142           217

EQUITY IN EARNINGS/(LOSS) OF
  EQUITY INVESTEE                         (579)            2           (70)         (677)           13           (81)
                                    ----------    ----------    ----------    ----------    ----------    ----------
NET INCOME/(LOSS)                         (790)       (5,248)          (95)          669        (6,024)           81
                                    ==========    ==========    ==========    ==========    ==========    ==========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                              (0.07)        (0.44)        (0.01)         0.06         (0.50)         0.01
                                    ==========    ==========    ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING              12,050,000    12,050,000    12,050,000    12,050,000    12,050,000    12,050,000
                                    ==========    ==========    ==========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                             (Amounts in thousands)

                                                             June 30,     December 31,          June 30,
                                                                 2001             2000              2001
                                                           ----------       ----------        ----------
                                                                  RMB              RMB               US$
                                               Notes      (Unaudited)           (Note)       (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                       11,421           10,433             1,379
  Accounts receivable                                          42,285           34,678             5,107
  Inventories                                    2             22,509           20,659             2,719
  Prepayments, deposits and other                               6,855            5,520               828
  receivables
  Due from related parties                                      8,505           16,878             1,027
                                                           ----------       ----------        ----------
Total current assets                                           91,575           88,168            11,060

Property, machinery and equipment, net           3             19,027           19,577             2,298
Leased property, machinery and equipment,        4             15,397           15,755             1,860
net
Investments                                                     8,172            9,160               987
Due from related party                                          2,985                -               360
Other assets:
  Deferred asset                                                1,949            2,214               235
  Staff housing loans                                             763              810                92
                                                           ----------       ----------        ----------
Total assets                                                  139,868          135,684            16,892
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                13,500           16,000             1,631
  Other debt                                                    1,050            1,050               127
  Current portion of capital leases                               227              223                27
  Accounts payable                                             41,263           34,205             4,983
  Advance payments by customers                                 7,118            6,266               860
  Other payables and accrued liabilities                       10,970           10,650             1,325
  Taxes payable                                                 3,784            4,112               457
                                                           ----------       ----------        ----------
Total current liabilities                                      77,912           72,506             9,410
Long term debt net of current portion
Capital leases net of current portion                          15,819           15,935             1,910
                                                           ----------       ----------        ----------
Total liabilities                                              93,731           88,441            11,320
                                                           ----------       ----------        ----------

Minority interests in consolidated                             19,706           21,505             2,380
subsidiaries                                               ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
    value of
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Accumulated deficit                                            (4,341)          (5,010)             (524)
Accumulated comprehensive loss                                    (33)             (57)               (4)
                                                           ----------       ----------        ----------
Total shareholders' equity                                     26,431           25,738             3,192
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    139,868          135,684            16,892
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

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Amounts in thousands)

                                                                                    Accumulated
                                                                                          other
                                        Common        Additional    Accumulated   comprehensive
                                         stock   paid-in capital        deficit            loss        Total
                                        ------   ---------------    -----------   -------------      -------
                                           RMB             RMB            RMB             RMB            RMB
Balance at January 1, 2001                  10          30,795         (5,010)            (57)        25,738

Comprehensive income:
  Net income for the period                 --              --            669              --            669
  Currency translation adjustments          --              --             --              24             24
                                        ------         -------        -------          ------        -------
Total comprehensive income                                                                               693
                                                                                                     -------

Balance at June 30, 2001                    10          30,795         (4,341)            (33)        26,431
                                        ======         =======        =======          ======        =======












See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                   Six months ended June 30,
                                                           ---------------------------------------
                                                             2001            2000            2001
                                                           -------         -------         -------
                                                             RMB              RMB             US$
Net cash provided by/(used in) operating activities          2,589          (4,836)            313
                                                           -------         -------         -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment          (1,239)         (7,011)           (150)
  Disposal of property, machinery and equipment                 --              --              --
                                                           -------         -------         -------
Net cash used in investing activities                       (1,239)         (7,011)           (150)
                                                           -------         -------         -------

Cash flows from financing activities:
  Increase in notes payable                                    600              --              72
  Repayments of notes payable                                 (850)         (1,000)           (102)
  Repayment of principal of capital leases                    (112)           (124)            (14)
                                                           -------         -------         -------
Net cash used in financing activities                         (362)         (1,124)            (44)
                                                           -------         -------         -------

Net decrease in cash and cash equivalents                      988         (12,971)            119
Cash and cash equivalents, at beginning of period           10,433          22,859           1,260
                                                           -------         -------         -------
Cash and cash equivalents, at end of period                 11,421           9,888           1,379
                                                           =======         =======         =======
Non-cash investing activities:
  Property, machinery and equipment acquired
    through capital leases                                      --          18,314              --
                                                           =======         =======         =======






See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 2001. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                               June 30,         December 31,
                                                                   2001                 2000
                                                                    RMB                  RMB
         Raw materials                                            8,165                5,714
         Work in progress                                         9,132                5,757
         Finished goods                                           5,212                9,188
                                                             ----------           ----------
                                                                 22,509               20,659
                                                             ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                               June 30,         December 31,
                                                                   2001                 2000
                                                                    RMB                  RMB
         Cost:
           Buildings                                              1,253                1,253
           Leasehold improvement                                  2,072                2,072
           Plant, machinery and equipment                        28,073               26,936
                                                             ----------           ----------
                                                                 31,398               30,261
                                                             ----------           ----------
         Accumulated depreciation:
           Buildings                                                589                  537
           Leasehold improvement                                    125                   83
           Plant, machinery and equipment                        11,657               10,064
                                                             ----------           ----------
                                                                 12,371               10,684
                                                             ----------           ----------
         Property, machinery and equipment, net                  19,027               19,577
                                                             ==========           ==========

                                       6

4.       LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                               June 30,         December 31,
                                                                   2001                 2000
                                                                    RMB                  RMB
         Cost:
           Buildings                                             10,948               10,948
           Plant, machinery and equipment                         5,521                5,521
                                                             ----------           ----------
                                                                 16,469               16,469
         Accumulated amortization                                 1,072                  714
                                                             ----------           ----------
         Leased property, machinery and equipment, net           15,397               15,755
                                                             ==========           ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         NET SALES AND GROSS PROFIT. Net sales for the six months ended June 30, 2001 increased by RMB2,354,000 (US$284,000) or 5.1% to RMB48,363,000
(US$5,841,000), compared to RMB46,009,000 (US$5,557,000) for the corresponding period in 2000. Although selling prices in 2001 were comparable to those of the corresponding period in 2000, sales volume increased by approximately 6% which attributed to the overall increase in sales. The increase in sales volume was mainly attributable to increased infrastructure projects in the PRC, especially in Western China.

         Gross profit increased by RMB5,253,000 (US$634,000) or 33.3% to RMB21,032,000 (US$2,540,000) for the six months ended June 30, 2001 compared to RMB15,779,000 (US$1,906,000) in the corresponding period of the prior year. Gross profit margin increased from 34% in 2000 to 44% in 2001. The increase in gross profit margin was mainly attributable to improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended June 30, 2001 increased by RMB1,331,000 (US$161,000) or 7.2% to RMB19,801,000 (US$2,391,000), compared to RMB18,470,000
(US$2,231,000) for the corresponding period in 2000. The increase was mainly due to an allowance made on accounts receivable of RMB1,800,000 (US$217,000) in the current period.

         INTEREST INCOME/(EXPENSES). Interest expense for the six months ended June 30, 2001 was RMB1,266,000 (US$153,000) which was comparable to RMB1,219,000 (US$147,000) for the corresponding period of the prior year. During the current period, the increase in outstanding notes payable offset the effect of a decrease in average bank borrowing rates. Interest income for the six months ended June 30, 2001 decreased by RMB75,000 (US$9,000) or 54.3% to RMB63,000 (US$7,000), compared to RMB138,000 (US$17,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in bank balances.

         OTHER EXPENSES, NET. Other expenses for the six months ended June 30, 2001 amounted to RMB67,000 (US$8,000), and mainly represented a loss on the disposal of machinery and equipment. Other expenses for the six months ended June 30, 2000 amounted to RMB1,522,000 (US$184,000), and mainly represented a sales return by a customer.

         INCOME TAXES. The income of Liuzhou OVM is subject to Chinese national income tax at the full rate of 30%. Liuzhou OVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM owned by the Stock Company, the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd. The decrease in minority interests for the six months ended June 30, 2001 was mainly due to an adjustment made on the 30% equity interest in Liuzhou OVM to reflect the minority interest in losses of Liuzhou OVM.

         NET INCOME/(LOSS). The increase in net income for the six months ended June 30, 2001 was mainly attributable to the adjustment to minority interests described above and the increased revenues.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         NET SALES AND GROSS PROFIT. Net sales for the second quarter of 2001 increased by RMB1,972,000 (US$238,000) or 7.8% to RMB27,378,000 (US$3,307,000),
compared to RMB25,406,000 (US$3,068,000) for the corresponding period in 2000. The increase was mainly due to the increase in selling prices and sales volume in the current period.

         Gross profit increased by RMB5,689,000 (US$687,000) or 85.1% to RMB12,371,000 (US$1,494,000) for the second quarter of 2001 compared to RMB6,682,000 (US$807,000) in the corresponding period of the prior year. Gross profit margin increased from 26% in 2000 to 45% in 2001. The increase in gross profit margin was mainly attributable to improved control over production cost and an increase in selling prices as the Company obtained certain large infrastructure projects at higher prices.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the second quarter of 2001 increased by RMB1,528,000 (US$185,000) or 16.1% to RMB11,030,000 (US$1,332,000), compared to RMB9,502,000
(US$1,148,000) for the corresponding period in 2000. The increase was mainly due to an allowance made on accounts receivable of RMB1,200,000 (US$145,000) in the second quarter of 2001.

         INTEREST INCOME/(EXPENSE). Interest expense for the second quarter of 2001 increased by RMB363,000 (US$44,000) or 130% to RMB642,000 (US$78,000),
compared to RMB279,000 (US$34,000) in the corresponding period of the prior year. The increase was mainly due to a decrease in average outstanding notes payable.

         OTHER EXPENSES, NET. Other expenses for the second quarter of 2000 amounted to RMB1,492,000 (US$180,000), and mainly represented a sales return by a customer.

         INCOME TAXES. The income of Liuzhou OVM is subject to Chinese national income tax at the full rate of 30%. Liuzhou OVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM owned by the Stock Company, the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd. Minority interests for the second quarter of 2001 represented the sharing of net income of Liuzhou OVM while minority interests for the second quarter of 2000 represented the sharing of net losses of Liuzhou OVM.

         NET INCOME/(LOSS). The decrease in net loss for the second quarter of 2001 was mainly attributable to increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB13,663,000 (US$1,650,000) as of June 30, 2001 compared to RMB15,662,000 (US$1,892,000) as of December 31, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was RMB2,589,000 (US$313,000) as compared to net cash used in operating activities of RMB4,836,000 (US$584,000) for the corresponding period in 2000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the six months ended June 30, 2001 were RMB1,239,000 (US$150,000).

         Accounts receivable and accounts payable increased by 22% and 21%, respectively, from December 31, 2000 to June 30, 2001. The increase in accounts payable was mainly due to delayed payments to suppliers in order to finance current assets, particularly accounts receivable. The increase in accounts receivable was mainly due to delayed payments by customers, and accordingly, the Company increased the provision for uncollectible amounts by RMB1,800,000 (US$217,000) on the accounts receivable balance aged over 1 year during the current period. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) During the three months ended June 30, 2001, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OVM INTERNATIONAL HOLDING CORP.





August 20, 2001                     By: /s/ Ching Lung Po
                                        ----------------------------------------
                                        Ching Lung Po, President



                                    By: /s/ Deng Xiao Qiong
                                        ----------------------------------------
                                       Deng Xiao Qiong, Chief Financial Officer