Form 10QSB
period 2001-09-30
OVM INTERNATIONAL HOLDING CORP
filed 2001-11-19
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter period ended September 30, 2001
                                      ------------------

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

(1)      Yes    X        No                      (2)      Yes   X      No
              -----         -----                             -----       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,050,000 shares of common stock, $0.0001 par value, as of November 14, 2001.

Traditional Small Business Disclosure Format:             Yes [   ]    No  [ X ]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)



                                          Three Months Ended September 30,                 Nine Months Ended September 30,
                                     -------------------------------------------     -------------------------------------------
                                         2001            2000           2001            2001            2000             2001
                                     -----------     -----------     -----------     -----------     -----------     -----------
                                         RMB             RMB             US$             RMB             RMB             US$

NET SALES                                 30,531          25,542           3,687          78,894          86,592           9,528

COST OF SALES                            (18,246)        (13,798)         (2,203)        (45,577)        (59,069)         (5,504)
                                     -----------     -----------     -----------     -----------     -----------     -----------
GROSS PROFIT                              12,285          11,744           1,484          33,317          27,523           4,024

SELLING AND ADMINISTRATIVE
  EXPENSES                               (11,159)        (10,302)         (1,348)        (30,960)        (28,772)         (3,739)

INTEREST EXPENSES                           (649)           (430)            (78)         (1,915)         (1,649)           (232)

INTEREST INCOME                               13              32               1              76             170               9

OTHER INCOME/(EXPENSES), NET                  (2)            256              --             (69)         (1,266)             (8)
                                     -----------     -----------     -----------     -----------     -----------     -----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                      488           1,300              59             449          (3,994)             54

INCOME TAXES                                (399)           (715)            (48)           (813)         (3,600)            (98)
                                     -----------     -----------     -----------     -----------     -----------     -----------
                                              89             585              11            (364)         (7,594)            (44)

MINORITY INTERESTS                          (149)           (281)            (18)          1,650           1,861             199

EQUITY IN EARNINGS/(LOSS) OF
  EQUITY INVESTEE                           (171)             13             (21)           (848)             26            (102)
                                     -----------     -----------     -----------     -----------     -----------     -----------
NET INCOME/(LOSS)                           (231)            317             (28)            438          (5,707)             53
                                     ===========     ===========     ===========     ===========     ===========     ===========

BASIC AND DILUTED EARNINGS/(LOSS)
  PER SHARE                                (0.02)           0.03              --            0.04           (0.47)             --
                                     ===========     ===========     ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                12,050,000      12,050,000      12,050,000      12,050,000      12,050,000      12,050,000
                                     ===========     ===========     ===========     ===========     ===========     ===========

           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                             (Amounts in thousands)

                                                           September 30,     December 31,     September 30,
                                                               2001             2000              2001
                                                            ----------       ----------        ----------
                                                               RMB              RMB               US$
                                               Notes       (Unaudited)         (Note)         (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                        4,891           10,433               591
  Accounts receivable                                          46,768           34,678             5,648
  Inventories                                    2             30,484           20,659             3,682
  Prepayments, deposits and other                               9,086            5,520             1,097
receivables
  Due from related parties                                      4,512           16,878               545
                                                           ----------       ----------        ----------
Total current assets                                           95,741           88,168            11,563

Property, machinery and equipment, net           3             18,885           19,577             2,281
Leased property, machinery and equipment,        4             15,218           15,755             1,838
net
Investments                                                     8,509            9,160             1,028
Due from related party                                          5,435                -               656
Other assets:
  Deferred asset                                                1,992            2,214               241
  Staff housing loans                                             666              810                80
                                                           ----------       ----------        ----------
Total assets                                                  146,446          135,684            17,687
                                                           ==========       ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                14,600           16,000             1,763
  Other debt                                                      900            1,050               109
  Current portion of capital leases                               236              223                29
  Accounts payable                                             41,304           34,205             4,988
  Advance payments by customers                                13,716            6,266             1,657
  Other payables and accrued liabilities                        9,990           10,650             1,206
  Taxes payable                                                 3,892            4,112               470
                                                           ----------       ----------        ----------
Total current liabilities                                      84,638           72,506            10,222
Capital leases net of current portion                          15,754           15,935             1,903
                                                           ----------       ----------        ----------
Total liabilities                                             100,392           88,441            12,125
                                                           ----------       ----------        ----------

Minority interests in consolidated                             19,855           21,505             2,398
subsidiaries                                               ----------       ----------        ----------

Shareholders' equity:
  Common stock, 40,000,000 shares, par
value of
    US$0.0001 authorized; 12,050,000 shares,
    issued and outstanding                                         10               10                 1
Additional paid-in capital                                     30,795           30,795             3,719
Accumulated deficit                                            (4,572)          (5,010)             (552)
Accumulated comprehensive loss                                   (34)             (57)               (4)
                                                           ----------       ----------        ----------
Total shareholders' equity                                     26,199           25,738             3,164
                                                           ----------       ----------        ----------

Total liabilities and shareholders' equity                    146,446          135,684            17,687
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

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Amounts in thousands)

                                                                              Accumulated
                                                   Additional                    other
                                        Common       paid-in    Accumulated   comprehensive
                                         stock       capital      deficit         loss         Total
                                         ------      -------      -------        ------        ------
                                          RMB          RMB          RMB           RMB           RMB
Balance at January 1, 2001                   10       30,795       (5,010)          (57)       25,738

Comprehensive income:
  Net income for the period                  --           --          438            --           438
  Currency translation adjustments           --           --           --            23            23
                                         ------      -------      -------        ------       -------
Total comprehensive income                                                                        461
                                                                                              -------

Balance at September 30, 2001                10       30,795       (4,572)          (34)       26,199
                                         ======       ======      =======        ======       =======






           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                            2001           2000           2001
                                                          -------        -------        -------
                                                            RMB            RMB            US$

Net cash used in operating activities                      (2,419)       (10,777)          (292)
                                                          -------        -------        -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment         (1,555)        (6,051)          (188)
                                                          -------        -------        -------
Net cash used in investing activities                      (1,555)        (6,051)          (188)
                                                          -------        -------        -------

Cash flows from financing activities:
  Increase in notes payable                                 9,600          2,000          1,160
  Repayments of notes payable                             (11,000)        (1,000)        (1,329)
  Repayment of principal of capital leases                   (168)          (185)           (20)
                                                          -------        -------        -------
Net cash provided by/(used in) financing activities        (1,568)           815           (189)
                                                          -------        -------        -------

Net decrease in cash and cash equivalents                  (5,542)       (16,013)          (669)
Cash and cash equivalents, at beginning of period          10,433         22,859          1,260
                                                          -------        -------        -------
Cash and cash equivalents, at end of period                 4,891          6,846            591
                                                          =======        =======        =======

Non-cash financing activities:
  Notes payable to JV Partner off set against
    receivable from JV Partner                                 --         18,000             --
                                                          =======        =======        =======

Non-cash investing activities:
  Property, machinery and equipment acquired
    through capital leases                                     --         18,314             --
                                                          =======        =======        =======

           See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at September 30, 2001. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Raw materials                                                       9,334                5,714
         Work in progress                                                   10,231                5,757
         Finished goods                                                     10,919                9,188
                                                                        ----------           ----------
                                                                            30,484               20,659
                                                                        ==========           ==========

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB
         Cost:
           Buildings                                                         1,253                1,253
           Leasehold improvement                                             2,072                2,072
           Plant, machinery and equipment                                   28,389               26,936
                                                                        ----------           ----------
                                                                            31,714               30,261
                                                                        ----------           ----------
         Accumulated depreciation:
           Buildings                                                           615                  537
           Leasehold improvement                                               146                   83
           Plant, machinery and equipment                                   12,068               10,064
                                                                        ----------           ----------
                                                                            12,829               10,684
                                                                        ----------           ----------
         Property, machinery and equipment, net                             18,885               19,577
                                                                        ==========           ==========

4.       LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              2001                 2000
                                                                               RMB                  RMB

         Cost:
           Buildings                                                        10,948               10,948
           Plant, machinery and equipment                                    5,521                5,521
                                                                        ----------           ----------
                                                                            16,469               16,469
         Accumulated amortization                                            1,251                  714
                                                                        ----------           ----------
         Leased property, machinery and equipment, net                      15,218               15,755
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         NET SALES AND GROSS PROFIT. Net sales for the nine months ended September 30, 2001 decreased by RMB7,698,000 (US$930,000) or 8.9% to
RMB78,894,000 (US$9,528,000), compared to RMB86,592,000 (US$10,458,000) for the corresponding period in 2000. The decrease was mainly attributable to a decrease in sales volume as some inventories were not yet delivered to customers as at the quarter end.

         Gross profit increased by RMB5,794,000 (US$700,000) or 21.1% to RMB33,317,000 (US$4,024,000) for the nine months ended September 30, 2001 compared to RMB27,523,000 (US$3,324,000) in the corresponding period of the prior year. Gross profit margin increased from 32% in 2000 to 42% in 2001. The increase in gross profit margin was mainly attributable to improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended September 30, 2001 increased by RMB2,188,000 (US$264,000) or 7.6% to RMB30,960,000 (US$3,739,000), compared to RMB28,772,000
(US$3,475,000) for the corresponding period in 2000. The increase was mainly due to an allowance made on accounts receivable of RMB2,800,000 (US$338,000) in the current period.

         INTEREST INCOME/(EXPENSES). Interest expense for the nine months ended September 30, 2001 increased by RMB266,000 (US$32,000) or 16.1% to RMB1,915,000
(US$231,000), compared to RMB1,649,000 (US$199,000) for the corresponding period of the prior year. The increase was mainly attributable to an increase in outstanding notes payable. Interest income for the nine months ended September 30, 2001 decreased by RMB94,000 (US$11,000) or 55.3% to RMB76,000 (US$9,000),
compared to RMB170,000 (US$21,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in bank balances.

         OTHER EXPENSES, NET. Other expenses for the nine months ended September 30, 2001 amounted to RMB69,000 (US$8,000), and mainly represented a loss on the disposal of machinery and equipment. Other expenses for the nine months ended September 30, 2000 amounted to RMB1,266,000 (US$153,000), and mainly represented a sales return by a customer.

         INCOME TAXES. The income of Liuzhou OVM is subject to Chinese national income tax at the full rate of 30%. Liuzhou OVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM owned by the Stock Company, the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd. The decrease in minority interests for the nine months ended September 30, 2001 was mainly due to a decrease in net loss incurred by Liuzhou OVM which was partly offset by an adjustment made on the 30% equity interest in Liuzhou OVM to reflect the minority interest in losses of Liuzhou OVM.

         NET INCOME/(LOSS). The increase in net income for the nine months ended September 30, 2001 was mainly attributable to the adjustment to minority interests described above and the increased gross profit.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         NET SALES AND GROSS PROFIT. Net sales for the third quarter of 2001 increased by RMB4,989,000 (US$603,000) or 19.5% to RMB30,531,000 (US$3,687,000),
compared to RMB25,542,000 (US$3,085,000) for the corresponding period in 2000. The increase was mainly due to more completed contracts during the current period.

         Gross profit increased by RMB541,000 (US$65,000) or 4.6% to RMB12,285,000 (US$1,484,000) for the third quarter of 2001 compared to RMB11,744,000 (US$1,418,000) in the corresponding period of the prior year. Gross profit margin decreased from 46% in 2000 to 40% in 2001. Certain infrastructure projects completed in the third quarter of 2000 were sold at prices higher than normal due to less competition in bidding these projects, which resulted in a higher gross profit margin in the third quarter of 2000.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the third quarter of 2001 increased by RMB857,000 (US$104,000) or 8.3% to RMB11,159,000 (US$1,348,000), compared to RMB10,302,000 (US$1,244,000)
for the corresponding period in 2000. The increase was mainly due to an additional allowance made on accounts receivable of RMB1,000,000 (US$121,000) in the third quarter of 2001.

         INTEREST INCOME/(EXPENSE). Interest expense for the third quarter of 2001 increased by RMB219,000 (US$26,000) or 50.9% to RMB649,000 (US$78,000),
compared to RMB430,000 (US$52,000) in the corresponding period of the prior year. The increase was mainly due to an increase in outstanding notes payable.

         OTHER INCOME/(EXPENSE), NET. Other income for the third quarter of 2000 mainly represented sale of packaging materials to customers.

         INCOME TAXES. The income of Liuzhou OVM is subject to Chinese national income tax at the full rate of 30%. Liuzhou OVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou OVM owned by the Stock Company, the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd. The decrease in minority interests for the third quarter of 2001 was mainly attributable to a decrease in the net income of Liuzhou OVM.

         NET INCOME/(LOSS). The change from a net income for the third quarter of 2000 to a net loss for the third quarter of 2001 was mainly attributable to increased selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash, short term bank loans and advances from affiliates.

         The Company had a working capital surplus of RMB11,103,000 (US$1,341,000) as of September 30, 2001 compared to RMB15,662,000 (US$1,892,000)
as of December 31, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 was RMB2,419,000 (US$292,000) as compared to RMB10,777,000 (US$1,302,000) for the corresponding period in 2000. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the nine months ended September 30, 2001 were RMB1,555,000 (US$188,000).

         Accounts receivable and accounts payable increased by 35% and 21%, respectively, from December 31, 2000 to September 30, 2001. The increase in accounts payable was mainly due to increased purchases of raw materials in the third quarter of 2001 and delayed payments to suppliers in order to finance current assets, particularly accounts receivable. The increase in accounts receivable was mainly due to delayed payments by customers, and accordingly, the Company increased the provision for uncollectible amounts by RMB2,800,000 (US$338,000) on the accounts receivable balance aged over 1 year during the current period. The Company evaluates the allowance level from time to time by applying the Company's provision policy. Apart from the above, there has been no significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) During the three months ended September 30, 2001, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OVM INTERNATIONAL HOLDING CORP.





November 19, 2001                  By: /s/ Ching Lung Po
                                       -----------------------------------
                                       Ching Lung Po, President



                                   By: /s/ Deng Xiao Qiong
                                       -----------------------------------
                                       Deng Xiao Qiong, Chief Financial Officer