Form 10KSB
period 2001-12-31
OVM INTERNATIONAL HOLDING CORP
filed 2002-06-04
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 2001

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

                                 (852)2810-6226
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 7, 2002 computed by reference to the closing bid price of the registrant's Common Stock as reported by THE WALL STREET JOURNAL on that date. $302,850

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of March 29, 2002, was 12,070,000.

Transitional Small Business Disclosure Format (check one):

         Yes            No   X
             ------       ------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                   CONVENTIONS

         Unless otherwise specified, all references in this report to "US Dollars" or "US$" are to United States dollars; all references to "Hong Kong Dollars" or "HK$" are to Hong Kong dollars; and all references to "Renminbi" or "Rmb" are to Renminbi yuan, which is the lawful currency of the People's Republic of China ("China" or "PRC"). OVM International Holding Corporation (the "Company") and HVM Development Limited ("HDL") maintain their accounts in US Dollars and Hong Kong Dollars, respectively. Liuzhou HVM Construction Machinery Company Limited ("Liuzhou HVM") and Liuzhou OVM Prestress Construction Company Limited (the "Construction Company") maintain their accounts in Renminbi. The financial statements of the Company and its subsidiaries are prepared in Renminbi. Translations of amounts from Renminbi to US Dollars and from Hong Kong Dollars to US Dollars are for the convenience of the reader. Unless otherwise indicated, any translations from Renminbi to US Dollars or from US dollars to Renminbi have been made at the single rate of exchange as quoted by the People's Bank of China (the "PBOC Rate") on December 31, 2001, which was US$1.00 = Rmb8.28. The Renminbi is not freely convertible into foreign currencies and the quotation of exchange rates does not imply convertibility of Renminbi into US Dollars or other currencies. Translations from Hong Kong Dollars have been made at the single rate of exchange as quoted by the Hongkong and Shanghai Banking Corporation Limited on December 31, 2001, which was US$1.00 = HK$7.80. All foreign exchange transactions take place in the PRC either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. No representation is made that the Renminbi or US Dollars amounts referred to herein could be converted into US Dollars or Renminbi, as the case may be, at the PBOC Rate or at all.


                           FORWARD-LOOKING STATEMENTS

         This report contains statements that constitute forward-looking statements. Those statements appear in a number of places in this report and include, without limitation, statements regarding the intent, belief and current expectations of the Company, its directors or its officers with respect to the Company's policies regarding investments, dispositions, financings, conflicts of interest and other matters; and trends affecting the Company's financial condition or results of operations. Any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and actual results may differ materially from those in the forward-looking statement as a result of various factors. The accompanying information contained in this report, including without limitation the information set forth above and the information set forth under the heading, "Management's Discussion and Analysis of Results of Operations and Financial Condition," identifies important factors that could cause such differences. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may", "expect", "anticipate", "believe", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. With respect to any such forward-looking statement that includes a statement of its underlying assumptions or bases, the Company cautions that, while it believes such assumptions or bases to be reasonable and has formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished.

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

         HDL owns a 70 percent equity interest in Liuzhou HVM Construction Machinery Company Limited ("Liuzhou HVM"), formerly known as Liuzhou OVM Construction Machinery Company Limited, a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC") on May 10, 1995. The PRC venture partner is Liuzhou Construction Machinery General Factory (the "Factory"), which was a PRC State-owned enterprise. The Factory was subsequently reorganized into a limited liability share capital company on January 10, 1995 known as Liuzhou OVM Joint Stock Company Limited (the "PRC Partner"). HDL and the PRC Partner are parties to the Articles of Association and Joint Venture Contract dated April 18, 1995 which establishes the basis of their relationship. The joint venture contract is for a 30-year term which may be terminated under certain limited circumstances as agreed upon by the parties. These Articles establish a board of directors consisting of seven persons, a majority of which are designated by HDL. The board of directors has responsibility for all major financial and operations decisions relating to the activities of the venture which require approval of a simple majority of directors (i.e. over 50%), although all major decisions affecting the structure of the joint venture require unanimous approval of the directors. Day-to-day operations of the joint venture are overseen by the general manager and other deputy general managers. The general manager is nominated and appointed by the board of directors of the joint venture. HDL, in addition to providing initial cash contributions to the joint venture, is responsible to assist in the purchase of machinery and equipment outside the PRC, to promote products and assist in obtaining contracts outside the PRC and to assist in certain training, personnel and procurement functions.

         Liuzhou HVM has undertaken substantially all the businesses originally carried out by the Factory since January 1, 1995 which principally include the manufacture, production, sale and distribution of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC. Products include anchorage systems, jacks, electric high-pressure oil pumps, steel cables, direct display sensors, unbonded prestressing tendons and ancillary equipment widely used in the construction industry. After the commencement of operation of Liuzhou HVM in 1995, the PRC Partner became an investment holding company and engaged in the trading of building and construction materials, import and export of construction equipment, construction design and consultation services.

         Liuzhou OVM Prestress Construction Co. Ltd. (the "Construction Company") was incorporated in the PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the PRC Partner. During 1998, Liuzhou HVM acquired a 69.3% interest in the Construction Company for consideration of Rmb6,930,000 (US$837,000), with the remaining interests being held by an affiliate of the PRC Partner (20%) and a third party (10.7%) in the PRC. The Construction Company is principally engaged in the provision of engineering services for prestress construction projects. As used herein, the "Company" refers to OVM International Holding Corporation and includes, unless the context otherwise requires, the current operations of HDL, Liuzhou HVM and the Construction Company.

         The Company's products are distributed throughout the PRC to a diversified customer base as well as overseas customers. The Company's customers include construction and engineering companies and provincial, municipal and regional construction bureaus across the PRC and in overseas countries.

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region ("Guangxi") with a total site area of approximately 46,000 square meters. Long term land use rights for the land and buildings on which these facilities are situated are held by Liuzhou Shuangma Electrical Company Limited ("Shuangma"), an unaffiliated third party, and are leased to Liuzhou HVM for a term of 25 years effective January 1, 2000. Liuzhou HVM also leases certain production and transportation equipment from Liuzhou Weilesi Elevator Factory ("Weilesi"), an unaffiliated third party, for a term of 20 years effective January 1, 2000.

         In January 2000, Liuzhou HVM and the PRC Partner entered into various agreements to modify the original joint venture arrangements as follows:

         o the leases covering the land, buildings, property and equipment between the PRC Partner, as lessor, and Liuzhou HVM, as lessee, were terminated effective January 1, 2000;

         o Liuzhou HVM agreed to cease using the intangible assets originally acquired from the PRC Partner in 1995, including the "OVM" trademark;

         o Liuzhou HVM sold one-third of its inventories to the PRC Partner at cost;

         o Liuzhou HVM sold certain fixed assets to the PRC Partner at their carrying values;

         o all technology and know-how upon which the existing products manufactured by Liuzhou HVM are based may be used by Liuzhou HVM and PRC Partner;

         o certain employees of Liuzhou HVM ceased to be employed by Liuzhou HVM and become employees of the PRC Partner; and

         At the same time, HDL and the PRC Partner discussed their intent for HDL to acquire the PRC Partner's 30% interest in the joint venture.

         On April 29, 2001, HDL and the PRC Partner entered into a Memorandum of Understanding which provides for the transfer of the PRC Partner's interest in Liuzhou HVM to HDL, and the transfer of Liuzhou HVM's interest in the Construction Company to the PRC Partner. The terms of the transfers are subject to separate transfer agreements which have not yet been negotiated. HDL's acquisition of the PRC Partner's interest in Liuzhou HVM is also subject to resolution of a dispute over amounts owed by the PRC Partner to Liuzhou HVM. This dispute has been submitted for arbitration being administered by the local PRC government. Pursuant to another Memorandum of Understanding entered into by and between HDL and the PRC Partner dated March 7, 2002, Liuzhou HVM agreed to dispose of its 69.3% interest in the Construction Company to the PRC Partner at a consideration based on the fair value of the Construction Company, to be determined by an independent professional valuer, as of December 31, 2001. Notwithstanding the disposition of the Construction Company, the Company started to perform engineering services for prestress construction projects through Liuzhou HVM in 2001. For the year ended December 31, 2001, sales attributable to engineering services provided by Liuzhou HVM amounted to approximately Rmb861,000 (US$104,000). See "History and Development of Liuzhou HVM".

         As a result of these modifications, the PRC Partner now competes with the Company in product sales and services. Due to this direct competition from the PRC Partner, the Company's sales for the year ended December 31, 2000 decreased by approximately 47.5% compared to that of the corresponding period in 1999. Management has been increasing its marketing effort since January 2000 to promote its new trademark "HVM" and explore new markets and believes that the new trademark will obtain wide acceptance from both existing and new customers. For the year ended December 31, 2001, the Company's sales increased by approximately 22.9% compared to 2000.

         Since January 1, 2000, Liuzhou HVM's products have been marketed under a new trademark "HVM" which is registered in the name Shenzhen Hong Da Technical Company Limited ("Hong Da"), a PRC entity wholly owned by Ching Lung Po, President and Chief Executive Officer of the Company.

         Prior to a formal buy back of the PRC Partner's 30% interest in the joint venture, a minority of the board of directors of the joint venture will continue to be appointed by the PRC Partner, but they will not be involved in day-to-day operations and management of the joint venture. HDL continues to control a majority of seats on the board of directors and the appointment of the General Manager and Deputy General Managers of Liuzhou HVM. Management also believes that since its inception, Liuzhou HVM has developed considerable goodwill within the PRC prestressing equipment manufacturing industry, and enjoys a highly favorable reputation for its technical and management staff, research and development team, quality control system, sales network and after sales services. Management anticipates that the goodwill and reputation of Liuzhou HVM will enable it to enjoy continued success, and that the "HVM" mark will become a symbol of quality products and services that will gain widespread acceptance from both existing and new customers.

STRUCTURE
---------

The following diagram depicts the corporate structure of the Company as at December 31, 2001.

                    -----------------------------
                    | OVM International Holding |
                    |   Corporation (Nevada)    |
                    -----------------------------
                                 |
                               100%
                                 |
                    -------------------------------
                    |   HVM Development Limited   |
                    |  (British Virgin Islands)   |
                    -------------------------------
                                 |
                                 |              -------------------------------
                                 |             |   Liuzhou OVM Joint Stock    |
                                 |             |       Company Limited        |
                                 |             | (People's Republic of China) |
                                 |              -------------------------------
                                70%                           |
                                 |                           30%
                                 |                               |
                   -------------------------------               |
                   |   Liuzhou HVM Construction  |               |
                   |  Machinery Company Limited  |---------------
                   |(People's Republic of China) |
                   -------------------------------
                                 |
                                 |
          ------------------------------------------------
          |                                               |
         50%                                            69.3%
          |                                               |
-----------------------                        ------------------------
|   OVM Prestress Co. |                        | Liuzhou OVM Prestress |
|  Pte Ltd. (Republic |                        | Construction Co. Ltd. |
|   of Singapore)     |                        | (People's Republic    |
|                     |                        |      of China)        |
-----------------------                        ---------------------- --

         HVM DEVELOPMENT LIMITED, formerly known as OVM Development Limited, is a private limited company incorporated in the British Virgin Islands on May 3, 1994.

         LIUZHOU OVM JOINT STOCK COMPANY LIMITED, located in Liuzhou City, Guangxi Zhuang Autonomous Region, the PRC, was the largest State-owned manufacturer of prestressing equipment in China. The PRC Partner was a State-owned enterprise and was subsequently reorganized into a limited liability share capital company on January 10, 1995. The PRC Partner has been operating in the PRC since 1967.

         LIUZHOU HVM CONSTRUCTION MACHINERY COMPANY LIMITED, formerly known as Liuzhou OVM CONSTRUCTION MACHINERY COMPANY LIMITED, is a Sino-foreign equity joint venture established under the laws of PRC on May 10, 1995 and owned 70% by HDL and 30% by the PRC Partner. The registered capital of Liuzhou HVM is US$4 million.

         LIUZHOU OVM PRESTRESS CONSTRUCTION CO. LTD. is a limited liability company established under the laws of PRC on February 28, 1987. The Construction Company was previously a subsidiary company of the PRC Partner. In 1998, Liuzhou HVM acquired a 69.3% interest in the Construction Company for consideration of Rmb6,930,000 (US$837,000). The registered capital of the Construction Company is Rmb10,000,000 (US$1,208,000).

         OVM PRESTRESS CO. PTE LTD ("OVM PTE") is a private limited company incorporated in the Republic of Singapore on December 11, 1993 that is 50% owned by Liuzhou OVM and 50% owned by Wee Poh Construction Co. (Pte) Ltd. ("Wee Poh"), an unaffiliated third party, and is principally engaged in providing prestressing and related engineering services. In March 2002, as a result of OVM PTE's accumulated deficits and working capital deficit at December 31, 2001, managament decided to sell this investment to Wee Poh, for a nominal amount. Therefore, the Company made full provision on its investment in OVM PTE for the year ended December 31, 2001, amounting to approximately Rmb2,166,000 (US$262,000) relating to the planned disposal.

SUMMARY OF BUSINESSES
---------------------

         The Company is principally engaged in the manufacture and sale of prestressing equipment and ancillary products, and the rendering of engineering services for prestress construction projects. Prior to the establishment of Liuzhou HVM in May 1995, which took over the PRC Partner's business effective January 1, 1995, the business was carried out by the Factory (and subsequently the PRC Partner, which is the largest manufacturer of prestressing equipment and related components in the PRC).

         The Company supplies a wide range of prestressing equipment and ancillary products which are essential for the production of prestressed concrete and are widely used in infrastructure projects such as highways, railroads, bridges, buildings and power stations. The Company's products include prestressing anchorage, stressing and lifting jacks, electric high-pressure oil pumps, unbonded prestressing strand, stay cable, soil anchor drillers, pipe pullers, steel ducts and ancillary products. The Company's PRC customers include construction and engineering companies, and provincial, municipal and regional construction bureaus throughout the PRC. At present the Company manufactures a range of products which serve various applications including the construction of bridges and buildings, structural strengthening and repairs, anchoring in rock and soil and lifting and sliding of heavy loads. The Company also offers a comprehensive range of professional engineering consulting services including feasibility studies, structural design and construction assistance, as well as engineering services for prestress construction projects.

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

         Liuzhou HVM is one of several companies designated by the Ministry of Construction of the PRC as approved manufacturers of prestressing equipment. The following are some of the major projects in the PRC as well as other countries in Asia in which products of Liuzhou HVM or its predecessors were used:

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

         A prestressed concrete member can be defined as one in which there have been introduced internal stresses of such magnitude and distribution that the stresses resulting from the given external loading are counteracted to a desired degree. A prestressed concrete member includes anchorage, jacks and its ancillary equipment. Concrete is basically a compressive material, with its strength in tension a low and unreliable value. Prestressing applies a precompression to the member which reduces or eliminates undesirable tensile stresses that would otherwise be present. Cracking under service loads can be minimized or even avoided entirely. Deflections may be limited to an acceptable level. In fact, members can be designed to have zero deflection under the combined effects of service load and prestress force. Deflection and crack control, achieved through prestressing, permit the engineer to make use of efficient and economical high strength steels in the form of strands, wires or bars, in conjunction with concrete of much higher strength than normal. Thus prestressing achieves overall improvement in the performance of structural concrete used for ordinary loads and spans, and extends the range of applications far beyond traditional limits, leading not only to much longer spans than previously thought possible, but permitting innovative new structural forms to be employed.

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

HISTORY AND DEVELOPMENT OF LIUZHOU HVM
--------------------------------------

         The predecessor of Liuzhou HVM, is Liuzhou Construction Machinery General Factory, which was founded in 1987 under the supervision of Liuzhou Municipal Mechanical and Electrical Industrial Bureau. The Factory evolved out of the former Liuzhou Construction and Machinery Plant founded in 1967. The major products of the Factory included anchorage systems, electric high-pressure oil pumps, jacks and other ancillary products which were widely used in infrastructure projects such as the construction of highways, railroads, bridges and hydro-power stations.

         In 1993, the Factory was granted independent import and export rights by the Ministry of Foreign Trade and Economic Co-operation of the PRC, which entitled the Factory to handle import and export transactions directly without going through various independent import and export corporations. Thereafter, the Factory was actively involved in exploring the overseas prestressing equipment market, and its products have been sold for use in Hong Kong, Macau, Vietnam, Japan, Pakistan, Singapore, Philippines and Taiwan. In the same year, following approval by the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory established Orient Prestress Company Ltd ("Orient"), a joint stock limited liability company, in conjunction with other institutional shareholders which are mainly technical and research institutes in the PRC. The PRC Partner, being the successor to the Factory, owns approximately 41% of the equity in Orient and is its largest shareholder. Liuzhou HVM holds a 21.7% interest in Orient with an investment cost RMB3,730,000 (US$450,000). In March 2002, management determined that the value of the investment in Orient had declined as a result of significant accumulated losses through December 31, 2001. Management has estimated that the fair value of this investment is approximately 50% of the original cost and therefore recorded a valuation allowance of RMB1,865,000 (US$225,000).

         On January 10, 1995, upon receipt of approval of the Commission for Restructuring the Economic System of Guangxi Zhuang Autonomous Region, the Factory was reorganized into a limited liability share capital company known as Liuzhou OVM Joint Stock Company Limited.

         On May 10, 1995, Liuzhou HVM was established as a Sino-foreign equity joint venture enterprise. Following its establishment, Liuzhou HVM assumed, effective January 1, 1995, certain assets and liabilities together with the business of the PRC Partner which related to the manufacture and sale of prestressing equipment and ancillary products and certain ancillary functions including research and development, quality control, sales and marketing, sourcing and other business support functions. The PRC Partner retained certain assets and liabilities that were not assumed by Liuzhou HVM, principally consisting of investments in various joint ventures and wholly-owned subsidiaries as well as certain other non-production-related facilities such as welfare facilities, education and training facilities, recreational, catering, heat, water and electricity facilities. The PRC Partner also retained certain production-related facilities that were leased to Liuzhou HVM.

         As discussed above under "Introduction", in January 2000, Liuzhou HVM and the PRC Partner entered into various agreements to modify their original joint venture arrangements. On April 29, 2001, HDL and the PRC Partner entered into a Memorandum of Understanding which contemplates the transfer of the PRC Partner's interest in Liuzhou HVM to HDL, and the transfer of Liuzhou HVM's interest in the Construction Company to the PRC Partner. The terms of the transfers are subject to separate transfer agreements which have not yet been negotiated. Pursuant to another Memorandum of Understanding entered into by and between Liuzhou HVM and the PRC Partner dated March 7, 2002, Liuzhou HVM agreed to dispose of its 69.3% interest in the Construction Company to the PRC Partner, for consideration based on the fair value of the Construction Company, to be determined by an independent professional valuer, as of December 31, 2001. The transfer of the PRC Partner's interest in Liuzhou HVM and the transfer of Liuzhou HVM's in the Construction Company are subject to the approval by the local PRC government. Government approval will require resolution to a dispute between HDL and the PRC Partner over amounts owed to Liuzhou HVM by the PRC Partner. The final determination will be made pursuant to an arbitration proceeding administered by the local PRC government. At January 1, 2001, the Company had amounts due from the PRC Partner of RMB5,799,000 (US$700,000), net of allowance for uncollectible amounts of RMB21,623,000 (US$2,611,000). Based on a preliminary arbitration report, Liuzhou HVM owes a net amount of Rmb649,000 (US$78,000) to the PRC Partner. Accordingly, management has written off the remaining RMB5,799,000 (US$700,000) and has recorded a liability of RMB649,000 (US$78,000) per the preliminary arbitration report.

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

SALES AND MARKETING
-------------------

         The following table sets forth the Company's aggregate net sales revenue by product category for each of the two years ended December 31, 2000 and 2001, respectively.
                                            Year Ended December 31
                                            ----------------------
                                       2000                       2001
                                       ----                       ----
                                           (Amounts in Thousands)

Product                          Rmb      US$     %        Rmb      US$     %
-------

Engineering service income     10,454    1,263   10.6    11,952    1,443    9.8
Anchorage system               46,315    5,594   46.8    73,833    8,917   60.9
Jack                           12,308    1,486   12.5    10,226    1,235    8.4
High-pressure oil pump          2,360      285    2.4     3,648      441    3.0
Cable, tendon, steel wire
   and other equipment*        27,343    3,302   27.7    21,696    2,620   17.9
                               ------   ------  -----   -------   ------   ----

Total                          98,780   11,930  100.0   121,355   14,656  100.0
                               ======   ======  =====   =======   ======  =====

*Other equipment include rubber engineering products, corrugation pipes and digital display sensors.

         The largest ten customers of the Company for each of the two years ended December 31, 2000 and 2001 accounted for approximately 14.1% and 22.3%, respectively, of the Company's total sales. The largest customer of the Company for each of the two years ended December 31, 2000 and 2001 accounted for approximately 4.2% and 10.9%, respectively, of the Company's total sales. No other single customer accounted for more than 10% of total sales in either 2000 or 2001.

         For each of the two years ended December 31, 2000 and 2001, approximately 83% and 85%, respectively of the Company's total sales was derived from products sold in the PRC with the balance attributable to products exported to customers outside the PRC.

         The Company sells its products directly to end-users mainly through its in house sales and marketing and after sales staff, consisting of 41 full-time employees. These personnel are responsible for conducting marketing research, training seminars, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection. The Company maintains sales offices in major cities including Liuzhou, Guangzhou, Shanghai, Beijing, Fujian and Wuhan. The Company also maintains overseas offices in Hong Kong and Singapore. The Company's marketing efforts include visits to existing and prospective customers and participation in various exhibitions and trade fairs held in the PRC at which the Company's products are marketed to local and overseas customers.

         The Company also sells its products through agency companies. However, sales through these agency arrangements were not significant and accounted for less than 1% of the Company's total sales for each of the two years ended December 31, 2000 and 2001.

         The Company has been expanding its penetration into foreign markets. Its products have been exported from the PRC and sold in Pakistan, Singapore, Japan, Hong Kong, Sudan, Vietnam and Taiwan. Export sales accounted for approximately 17% and 15% of the Company's total sales for each of the two years ended December 31, 2000 and 2001, respectively. All export sales are denominated in U.S. dollars. The Company competes with domestic manufacturers mainly on its product quality, after sales services and support. It is the Company's strategy to develop and design new products and production techniques to maintain its competitiveness and market share in the industry.

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

RAW MATERIALS AND COMPONENTS
----------------------------

         The major raw materials and components required by the Company include metallurgical products including steel and rubber products such as high-pressure rubber pipes as well as mechanical and electrical components such as bearings and motors. In prior years, all of the raw materials and components used by the Company were sourced from PRC suppliers. For each of the two years ended December 31, 2000 and 2001, the cost of raw materials and components accounted for approximately 54% and 59%, respectively, of the Company's total production costs.

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

         For each of the two years ended December 31, 2000 and 2001, the largest ten suppliers of raw materials and components of the Company accounted for approximately 50.4% and 70.4%, respectively, of the Company's total cost of purchases. The largest supplier accounted for approximately 16.0% and 10.2% of the Company's total cost of purchases, respectively, for the same periods. Two other suppliers accounted for more than 10% of total cost of purchases in 2001. No other single supplier accounted for more than 10% of total cost of purchases for the two years ended December 31, 2000 and 2001, respectively. Although the Company does not rely on any single supplier for its raw materials, the Company enjoys lower costs on bulk purchases from one single supplier.

PRODUCTION FACILITIES AND PROCESS
---------------------------------

PRODUCTION FACILITIES

         The Company's head office and production facilities are located in Liuzhou Municipality, the industrial city of Guangxi Zhuang Autonomous Region, the PRC, with a total gross floor area of 46,000 square meters. The land and buildings, comprised of production facilities and structures, are leased by Shuangma, an unaffiliated third party, to Liuzhou HVM, for a term of 25 years effective January 1, 2000, at an annual rental of Rmb1 million (US$121,000) for the first five years, to be increased by 1% each year thereafter. Pursuant to a separate agreement, Liuzhou HVM has agreed to sub-lease a portion of the land and buildings, having a total gross floor area of 6,639 square meters, to an unaffiliated third party, for one year, at an annual rental of Rmb220,000 (US$27,000) effective June 1, 2001.

         Pursuant to an agreement dated December 12, 1999 between Liuzhou HVM and Weilesi, an unaffiliated third party, Weilesi has agreed to lease certain production and transportation equipment to Liuzhou HVM for a term of 20 years effective January 1, 2000 at an annual rental of Rmb564,000 (US$68,000). Commencing January 1, 2001, the annual rental was reduced to approximately Rmb348,000 (US$42,000) in light of an adjustment in the quantity and value of equipment leased. Pursuant to a separate agreement, Liuzhou HVM has also agreed to sub-lease certain excessive production equipment to an unaffiliated third party, for one year, at an annual rental of Rmb73,000 (US$9,000) effective June 1, 2001.

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

PRODUCTION CAPACITY
-------------------

         The Company currently manufactures a wide range of prestressing equipment and ancillary products. The production capacity of the Company is mainly dependent on the product mix of the Company, which is subject to adjustment from time to time, the production floor area available for operation, the quantity of production equipment and the number and working hours of the Company's workforce. The Company's product mix and the production output for each product in a given period are determined by management after considering factors including the number of orders received by the Company for each product, the forecast of future market demand for different products and the estimated gross profit margins of different products. The majority of the Company's production facilities can be used, with or without adaptation, for the manufacture of different products, although certain facilities are dedicated to the manufacture of certain components and special parts only.

         The Company's capital expenditure on production equipment for each of the two years ended December 31, 2000 and 2001 were Rmb10,523,000 (US$1,271,000) and Rmb3,060,000 (US$370,000), respectively. The Company also acquired certain property, machinery and equipment by capital leases amounting to Rmb16,469,000 (US$1,989,000) for the year ended December 31, 2000. However, as a result of an adjustment in the quantity and value of equipment leased, machinery and equipment acquired by capital leases in 2000 were reduced by Rmb2,250,000 (US$272,000) in 2001.

COMPETITION
-----------

         The Company, through its indirect ownership of Liuzhou HVM and inclusive of the operations of the Factory, has over 30 years' history of manufacturing prestressing equipment and ancillary components and was the largest manufacturer in the PRC of these specialized products. The Company believes that Liuzhou HVM has established and should continue to maintain a strong competitive position in the PRC prestressing equipment industry. There are only several companies designated by the Ministry of Construction of the PRC as the manufacturers of these specialized products. The Company believes that, apart from Liuzhou HVM and the PRC Partner, the prestressing market in the PRC is dominated by only a few major domestic manufacturers, namely, Henan Kaifeng Zhongyuan Mechanical Factory, Guizhou Equipment Factory, Dalian Construction Engineering Factory and Liaoning Xiping Construction Equipment Factory.

         Since the January 2000 modifications to the relationship between Liuzhou HVM and the PRC Partner since January 2000, Liuzhou HVM has faced direct competition from the PRC Partner. The PRC Partner has established its own production line for manufacturing prestressing equipment which is marketed under the "OVM" trademark and shares the technical know-how of Liuzhou HVM's existing products which were developed before January 1, 2000. Liuzhou HVM's products are now marketed under the new trademark "HVM". As certain prestressed products sold by Liuzhou HVM and the PRC Partner are produced under common specifications and technical know-how, management believes that the competitive advantages of Liuzhou HVM mainly rest on its ability to develop new products and technical know-how. Competition from the PRC Partner contributed significantly to the Company's fiscal 2000 net loss. However, management believes that Liuzhou HVM enjoys competitive advantages over the PRC Partner in areas such as after-sales services, quality production, strong research and development team, modernized facilities and management skills and lower cost of production.

         Despite the increasing demand for prestressed equipment in the PRC market, Liuzhou HVM's products also face severe competition from both overseas and other domestic suppliers other than the PRC Partner. Management estimates that products from overseas manufacturers are even less costly than those of domestic manufacturers and the quality is comparable. Management also believes that the Company can maintain its competitiveness due to its accessibility and efficiency of after sales services and the timely availability of components and special parts.

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

         The Company has established a quality control team consisting of 39 full-time employees to ensure that the quality of products is consistently maintained. The major responsibilities of the quality control department include: (i) devising, implementing and improving quality control procedures in order to comply with ISO 9001; (ii) conducting inspection of raw materials, work-in-progress and finished products on a sampling basis; (iii) examining of parts and components manufactured at each stage of the production process; and
(iv) reviewing and improving quality testing procedures and carrying out stringent testing of the Company's products.

RESEARCH AND DEVELOPMENT
------------------------

         The Company has established a technical process design and control department and a research and development department. The technical process design and control department is responsible for developing new production skills and designing new production processes. The research and development department is responsible for development of new products and the technological improvement of products. These two departments of Liuzhou OVM employed 27 full-time employees including 12 engineers. Since 1989, the Company has developed over 60 new products, of which 18 have obtained scientific awards from State, provincial and municipal governmental authorities.

         Most of the research and product development programs undertaken by the Company operate in conjunction with universities and research institutions in the PRC. Since 1995, the Company has collaborated with over 200 universities, testing facilities, research institutes and local provincial and municipal construction bureaus in its development projects. Currently, the Company is working with over 50 universities or construction bureaus on its construction projects in progress.

         The Company's annual research and development expenditure accounted for 1.5% and 1.1% of total sales for each of the two years ended December 31, 2000 and 2001. For each of the two years ended December 31, 2000 and 2001, the aggregate research and development expenses incurred by the Company amounted to approximately Rmb1,443,000 (US$174,000) and Rmb1,373,000 (US$166,000),
respectively.

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

INTELLECTUAL PROPERTY RIGHTS
----------------------------

         Since the establishment of Liuzhou HVM in 1995, Liuzhou HVM has registered numerous utility model patents in the PRC in its name as follows. Liuzhou HVM has an exclusive license for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) to use these patents. However, in connection with the January 2000 agreements, Liuzhou HVM has granted approval to the PRC Partner to use those patents together with the related technology which were registered before December 31, 1999. In return, the PRC Partner has granted approval to Liuzhou HVM to use the patents together with the related technology which are registered in the PRC in the name of the PRC Partner before the establishment of Liuzhou HVM in 1995. All patents registered after January 1, 2000 by Liuzhou HVM are used exclusively by Liuzhou HVM and the PRC Partner is not entitled to use them.

         The following is the list of patents registered by Liuzhou HVM which can be used by both Liuzhou HVM and the PRC Partner:

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



Large scale hydraulic
  lifting device                98214318.4      May 15, 1998         May 15, 2008
Spiral fixing machine           98215351.1      June 11, 1998        June 11, 2008
Single cable fore-fixing jack   98215971.4      June 29, 1998        June 29, 2008
Fixing device                   98216832.2      July 3, 1998         July 3, 2008
Flat-shaped anchor bottom
  board                         98217098.X      July 16, 1998        July 16, 2008
Compressor                      98244544.X      October 1,1998       October 1, 2008
Single cable fixing device      98244545.8      October 1, 1998      October 1, 2008
Adjusting device of steel
  wire tensioning               98245539.9      December 18, 1998    December 18, 2008
Head lifting jack               98250791.7      December 18, 1998    December 18, 2008
Change direction button         98250790.0      December 18, 1998    December 18, 2008
Parallel steel wire bundle
  connector                     98250761.5      December 18, 1998    December 18, 2008
Pre-burial anchorage            99201864.1      January 8, 1999      January 22, 2010
Correction device               99201876.5      January 8, 1999      January 22, 2010
Pre-expanded connector          99201863.3      January 8, 1999      January 22, 2010
Drill and fixing device         99202477.3      January 26, 1999     January 22, 2010
End-fixing anchorage with
  steel wire tensioning         99202435.8      January 13, 1999     January 22, 2010
End-fixing anchorage with
  steel wire tensioning         99202476.5      January 26, 1999     January 26, 2009
Jacks                           99202849.3      February 3, 1999     January 22, 2010
Pre-tensioned jacks             99206347.7      March 17, 1999       March 17, 2009
Cable protector                 99210405.X      May 14, 1999         May 14, 2009
Anchorage cable extention
  device                        99210310.X      May 21, 1999         May 21, 2009
Dual head drill                 99202295.9      July 3, 1999         July 3, 2009
Triple head drill               99202296.7      July 3, 1999         July 3, 2009
Stripping turn table            99202294.0      July 3, 1999         July 3, 2009
Powder jet device               99202297.5      July 3, 1999         July 3, 2009
Closed jacks                    99216369.2      July 8, 1999         July 8, 2009
Exterior steel cable            99216370.6      July 8, 1999         July 8, 2009
Closed anchorage cable          99242380.5      September 3, 1999    September 3, 2009
Clipping steel wire
  anchorage bundle              98245540.2      November 9, 1998     November 9, 2008
Single hole anchorage board     99317929.0      October 19, 1999     October 19, 2009


         The following is the list of patents registered by Liuzhou HVM which can only be used by Liuzhou HVM:

                                 Registration        Date of
Patent                              Number         Application       Date of expiry
------                              ------         -----------       --------------
Flat head connector             00204219.3      February 25, 2000    February 25, 2010
Prestressed anchorage board     00204217.7      February 25, 2000    February 25, 2010
Conducting device               00204218.5      February 25, 2000    February 25, 2010
Connector                       00204215.0      February 25, 2000    February 25, 2010
Anchor equipment with jacks     00237529.X      June 8, 2000         June 8, 2010
Single hole trail anchor
  board (1)                     00332471.0      July 6, 2000         July 6, 2010
Single hole trail anchor
  board (2)                     00332477.X      July 6, 2000         July 6, 2010
Dual hole trail anchor
  board (1)                     00332476.1      July 6, 2000         July 6, 2010
Dual hole trail anchor
  board (2)                     00332472.9      July 6, 2000         July 6, 2010
Flat-shaped anchor board        00332473.7      July 6, 2000         July 6, 2010
Anchorage clips                 00246992.8      August 16, 2000      August 16, 2010
Prestressed jack                00262627.6      November 13, 2000    November 13, 2010
Prestressed connector           00262625.X      November 13, 2000    November 13, 2010
Anchor board                    00345356.1      November 13, 2000    November 13, 2010
Anchor tool chip                00262626.8      November 13, 2000    November 13, 2010
Filling machine                 00264283.2      December 7, 2000     December 7, 2010
Stirring wheel                  00264285.9      December 7, 2000     December 7, 2010
Stirring container              00264284.0      December 7, 2000     December 7, 2010

         Liuzhou HVM entered into an agreement with the PRC Partner on June 5, 1995 and a supplementary agreement dated December 18, 1995 pursuant to which the PRC Partner granted to Liuzhou HVM an exclusive and assignable right to use the "OVM" trademark, various patented technical know-how, ISO9001 system, goodwill and sales network in connection with the manufacturing operations assumed by the Company following the establishment of the Liuzhou HVM for a term equivalent to the period of validity (including such extended period as may be permitted under the law of the relevant jurisdiction) of the trademark or the relevant patented technical know-how in consideration of the sum of Rmb8 million (US$966,000). The Company has also developed and registered over 80 patented technical processes since the establishment of Liuzhou HVM.

         Pursuant to an agreement dated December 12, 1999 between the PRC Partner and Liuzhou HVM, Liuzhou HVM agreed to cease using the trademark "OVM" effective February 1, 2000. Since January 2000, the Company's products have been marketed under a new trademark, "HVM", which is registered in the name of Hong Da, a PRC entity wholly owned by Ching Lung Po, President and Chief Executive Officer of the Company. Hong Da has granted the exclusive right to Liuzhou HVM to use the "HVM" trademark at an annual fee equal to 1.5% of sales under "HVM" trademark pursuant to an agreement dated November 18, 2000. The fee is calculated based on projected sales attributable to the "HVM" mark and estimated annual advertising and promotion expenses incurred by Hong Da in establishing market recognition for the mark.

EMPLOYEES
---------

         As at December 31, 2001, the Company had a total of 580 full-time employees, 513 and 60 of which were employed by Liuzhou HVM and the Construction Company, respectively, with the balance being employed in administrative positions by the Company (5 employees) and ODL (2 employees). These employees are employed as follows:

      Production                                               366
      Administration and management                             91
      Quality control                                           39
      Research and development, technical,
        process design and control                              27
      Sales, marketing and after sales service                  41
      Raw materials supply                                      11
      Others                                                     5
                                                               ---
                                                               580
                                                               ===
         OVM Prestress Co. Pte. Ltd., a company 50% owned by Liuzhou HVM, employs a total of 20 full-time employees.

LEGAL SYSTEM
------------

         Since 1979, many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite this activity in developing the legal system, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in the PRC, it may be difficult to obtain swift and equitable enforcement of such law, or to obtain enforcement of a judgment by a court of another jurisdiction. The PRC's legal system is based on written statutes and, therefore, decided legal cases are without binding legal effect, although they are often followed by judges as guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes. As the PRC legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 22 years has, however, significantly enhanced the protection afforded foreign investors in enterprises in the PRC. However, there can be no assurance that changes in such legislation or interpretation thereof will not have an adverse effect upon the business operations or prospects of the Company.

         Currently, there are no regulations prohibiting joint venture partners from competing with their joint venture. Therefore, Liuzhou HVM's business may be aversely affected by competition from the PRC Partner. Liuzhou HVM's activities in the PRC are by law subject, in some particular cases, to administrative review and approval by various national and local agencies of the PRC government. In particular, part of the Liuzhou HVM's current operations and the realization of its future expansion programs in the PRC will be subject to PRC government approvals.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company leases approximately 46,000 square meters of production facilities in the Liuzhou Municipality, PRC, from an unaffiliated third party. The lease is for a term of 25 years, which commenced on January 1, 2000. These facilities are further discussed above, under "Production Facilities and Process."

                            ITEM 3. LEGAL PROCEEDINGS

         There are no legal proceedings pending or threatened against the Company or any of its subsidiaries as of December 31, 2001.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently only a limited trading market for the Common Stock of the Company. The Common Stock of the Company trades on the OTC Bulletin Board under the symbol "OVMI". The Company's Common Stock was included on the OTC Bulletin Board on April 21, 1997. The following table sets forth the high and low bid prices for the Company's Common Stock for each fiscal quarter of 2000 and 2001.
                                                           High             Low

           2001 Fiscal Year, quarter ended
                   March 31, 2001                         $0.13            $0.03
                   June 30, 2001                          $0.08            $0.05
                   September 30, 2001                     $0.63            $0.07
                   December 31, 2001                      $1.19            $0.38
           2000 Fiscal Year, quarter ended
                   March 31, 2000                         $2.44            $0.75
                   June 30, 2000                          $2.28            $0.50
                   September 30, 2000                     $2.38            $1.31
                   December 31, 2000                      $2.00            $0.50

         As of March 29, 2002, the approximate number of record holders of the Company's Common Stock was 750.

         The Company also had outstanding warrants to purchase 4,000,000 shares at US$3.00 per share which were expired on December 23, 2001.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Depending on market fluctuations, the Company's common stock could be considered to be a "penny stock". A penny stock is subject to rules that impose additional sales practice requirements on broker/dealers who sell these securities to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of these securities. In addition he must receive the purchaser's written consent to the transaction prior to the purchase. He must also provide certain written disclosures to the purchaser. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Company's securities, and may negatively affect the ability of holders of shares of the Company's common stock to resell them.

         The Company understands that, in 2003, subject to approval of the Securities and Exchange Commission, The Nasdaq Stock Market intends to phase out the OTC Bulletin Board, and replace it with the "Bulletin Board Exchange" or "BBX". As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The Nasdaq Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria which the Company does not meet. If the OTC Bulletin Board is phased out and the Company does not meet the criteria established by the BBX, there may be no transparent market on which the Company's securities may be included. In that event, investors may have difficulty buying and selling the Company's securities and the market for the Company's securities may be adversely affected thereby.

         The Company has not paid any cash dividends on its Common Stock since incorporation. As the Company has significant capital requirements in the future, it is not anticipated that funds will be available for the issuance of dividends in the foreseeable future. It is the management's intention to reinvest all the income attributable to the Company to finance the expansion of its business. The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to Rmb25,386,000 (US$3,066,000) and Rmb29,831,000 (US$3,603,000) at December 31, 2000 and 2001, respectively, and these earnings are considered to indefinitely invested.

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

THE COMPANY

         The Company is a Nevada holding company whose only significant asset is a wholly-owned British Virgin Islands subsidiary, HVM Development Limited, which owns a 70% interest in Liuzhou HVM, a Sino-foreign equity joint venture company established under the laws of the PRC which is principally engaged in the manufacture and sale of prestressing equipment, components and hardware used in the construction of motorways, bridges, railroads, buildings, hydroelectric dams and power stations in the PRC and a 69.3% interest in the Construction Company, a PRC company which is principally engaged in providing engineering services for prestress construction projects. Accordingly, the Company will derive its revenues from the distributions paid to the Company by HDL resulting from distributions paid by Liuzhou HVM and the Construction Company, in accordance with the percentage interests held by the shareholders.

         The Company's Financial Statements appearing elsewhere in this Form 10-KSB consist of the audited consolidated financial statements of the Company for the two years ended December 31, 2000 and 2001.

         The discussion below is presented in the Company's primary operating currency which is the Renminbi Yuan ("Rmb"). For information purposes these amounts have been translated into U.S. dollars at an exchange rate of $1.00 = Rmb8.28 which represents the single rate of exchange as quoted by the People's Bank of China on December 31, 2001. This U.S. dollars information is presented for convenience only. No representation is made that Renminbi amounts could have been, or could be, converted into U.S. dollars at that rate throughout the years presented.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items from the Company's Statement of Operations expressed as a percentage of the Company's net sales.
                                                 Years ended December 31,
                                                    2001          2000
                                                    ----          ----

Net sales                                          100.0%        100.0%
Cost of sales                                      (57.1)        (61.7)
Gross profit                                        42.9          38.3
Selling and administrative expenses                (40.3)        (77.5)
Valuation allowance on investment                   (1.5)            -
Loss on disposal of equity investment               (1.8)            -
Loss on disposal of fixed assets                    (0.1)            -
Interest expenses, net                              (2.0)         (2.2)
Other income                                         1.1           0.9
Foreign exchange gain                                  -             -
Income/(loss) before income taxes                   (1.7)        (40.5)
Income taxes                                        (1.9)         (6.3)
Net income/(loss) after income taxes                (3.6)        (46.8)
Minority interests                                   3.6          11.1
Equity in (losses)/earnings of equity investee      (2.4)            -
Net loss                                            (2.4)        (35.7)

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000.

         NET SALES AND GROSS PROFIT. Net sales for the year ended December 31, 2001 increased by Rmb22,575,000 (US$2,726,000) or 22.9% to Rmb121,355,000
(US$14,656,000) compared to Rmb98,780,000 (US$11,930,000) in the prior year. The increase in net sales was mainly due to the Company's receipt of several large contracts during the year in light of the improved infrastructure industry. The Company also relocated its production and office facilities in early 2000 and the production facilities were not operated at full capacity in the first half of 2000. Full operating capacity was achieved in the second half of 2000.

         Gross profits increased by Rmb14,156,000 (US$1,710,000) or 37.4% to Rmb52,015,000 (US$6,282,000) for the year ended December 31, 2001 compared to Rmb37,859,000 (US$4,572,000) in 2000. The gross profit margin increased by 4.6% points to 42.9% for the year ended December 31, 2001 from 38.3% for the corresponding period in 2000. Certain infrastructure projects completed during 2001 were sold at prices higher than normal due to less competition in bidding these projects which resulted in a higher gross profit margin in 2001. The increase in gross profit margin was also attributable to improved control over production costs.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses decreased by Rmb27,694,000 (US$3,345,000) or 36.2% to Rmb48,889,000
(US$5,904,000) for the year ended December 31, 2001 compared to Rmb76,583,000 (US$9,249,000) in the prior year. The decrease was mainly due to a provision of Rmb21,623,000 (US$2,611,000) made on an amount due from the PRC Partner which, in management's opinion, was unrecoverable and the write-off of intangible assets of Rmb3,217,000 (US$389,000) related to goodwill arising from the acquisition of the Company's interest in Liuzhou HVM in 2000. The decrease was also due to a write back of overprovision of Rmb2,491,000 (US$301,000) of allowance made on amount due from the PRC Partner in 2001.

         VALUATION ALLOWANCE ON INVESTMENT. The Company recorded a valuation allowance of RMB1,865,000 (US$225,000) on its investment in Orient in 2001 as a result of significant accumulated losses incurred by Orient through December 31, 2001. (See "History and Development of Liuzhou HVM")

         LOSS ON DISPOSAL OF EQUITY INVESTMENT. The Company recorded a loss of RMB2,166,000 (US$262,000) relating to the planned disposal of OVM PTE. (See "Structure")

         INTEREST EXPENSES, NET. Net interest expenses increased by Rmb209,000 (US$25,000) or 9.6% to Rmb2,373,000 (US$267,000) for year ended December 31,
2001 compared to Rmb2,164,000 (US$261,000) in the prior year. The increase in net interest expenses was mainly due to a decrease in interest income from bank deposits.

         OTHER INCOME. Other income increased from Rmb933,000 (US$113,000) for the year ended December 31, 2000 to Rmb1,419,000 (US$171,000)for the year ended December 31, 2001. The increase was mainly due to the sub-lease income earned in 2001 for land, building and other equipment.

         INCOME TAXES. According to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of Liuzhou HVM is fully exempt from corporate income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which income is taxable at the full rate of 30% exclusive of local tax of 3%. Liuzhou HVM is also exempt from the local income tax rate throughout the term of the joint venture. However, the National Tax Bureau revoked the preferential rate approval in 2000 such that the income of Liuzhou HVM is only fully exempted from Chinese national income tax for two years commencing from first profitable year of operation in 1995 followed by a 50% exemption for the next three years, after which the income is taxable at the full rate of 30% exclusive of the local income tax of 3%. Accordingly, the Company made additional provision of Rmb4,476,000 (US$541,000) in 2000 for the income taxes assessed for fiscal year 1997. For the years ended December 31, 2000 and 2001, provision for income tax of 30% has been made. It is management's intention to reinvest all of the income attributable to the Company derived from Liuzhou HVM and, accordingly, no US tax liability was provided.

         The Construction Company is subject to business tax of 3% on sales and national and local income tax of 33%.

         During the year ended December 31, 2001, the PRC Government introduced the Western Exploitation income tax incentive for certain enterprises invested in the Western Provinces of the RPC. Both Liuzhou HVM and the Construction Company are entitled to this incentive.. Accordingly, income tax provision for the year ended December 31, 2001 are calculated based on a preferential tax rate of 15%.

         EQUITY IN EARNINGS OF EQUITY INVESTEE. The equity in earnings of equity investee arose from the 50% ownership interest held by Liuzhou HVM in OVM Prestress Co. Pte Ltd., a company incorporated in the Republic of Singapore.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou HVM, owned by the PRC Partner, and 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash and short term bank loans.

         The Company had a working capital surplus of Rmb15,662,000 (US$1,892,000) and Rmb21,005,000 (US$2,537,000) as of December 31, 2000 and
2001, respectively. Net cash provided by operating activities was Rmb10,173,000 (US$1,229,000) and Rmb2,056,000 (US$249,000) for the years ended December 31, 2000 and 2001, respectively. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         For the two years ended December 31, 2000 and 2001, the cash flow used in investing activities related principally to the acquisition of property, machinery and equipment.

         Capital expenditures for production equipment for the two years ended December 31, 2000 and 2001 were Rmb10,523,000 (US$1,271,000) and Rmb3,060,000
(US$370,000) and, respectively. For the year ended December 31, 2000, the Company also acquired certain property, machinery and equipment amounted to Rmb16,469,000 (US$1,989,000) which were financed by capital leases. As a result of an adjustment in the quantity and value of equipment leased, machinery and equipment acquired by capital leases in 2000 were reduced by Rmb2,250,000 (US$272,000) in 2001.

         The Company's capital expenditure has been funded by internally generated funds and notes payable. As at December 31, 2000 and 2001, the Company had outstanding notes payables of Rmb16,000,000 (US$1,932,000) and Rmb14,600,000 (US$1,764,000) and, respectively.

         The Company estimates that its on-going operations will be funded by its internally generated funds together with available bank credit. Management believes that it is and will continue to be able to secure the external debt financing and cash flows from operations to satisfy its anticipated working capital needs for the next twelve months.

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

         Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more significant judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Trade receivables

         The allowance for doubtful debts is provided based on management's judgment and on the evaluation of collectibility and aging analysis of trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness and the past collection history of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

         Inventories are stated at lower of cost or market value. Cost is determined on the weighted average basis and, in the case of work in progress and finished goods, comprised of direct materials, direct labour and overhead. An allowance for loss on decline in market value and obsolescence is provided based upon estimations about future demand and market conditions. If actual market conditions are less favourable than those projected by management, an additional inventory provision may be required.

Deferred tax asset

         As of December 31, 2001, the Company had unrecognized deferred tax assets amounted to approximately RMB6,094,000 (US$736,000) related to undistributed earnings of the Company's foreign subsidiaries, less the Company's expenses available for deduction for tax purposes. Management estimates that the Company will not have taxable income for the foreseeable future.

Investments

         Investments in companies that are 20% to 50% owned, and over which the Company is in a position to exercise significant influence but does not control the financial and operating decisions, are accounted for by the equity method. All other equity investments, not being a subsidiary and which do not have a readily determinable fair value, are accounted for by the cost method. The Company periodically reviews investments for any permanent impairment based on market prices, earnings trends, dividend payment, assets quality and the long-term prospect of the investment. The Company will make a provision if permanent impairment of the investment is observed.

FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

         Factors that could cause our actual results of operations to differ materially from those contained in forward looking statements include the following:

Risks Associated with Foreign Operations

o The activities of the Company's principal subsidiaries in China are by law subject, in some cases, to administrative review and approval by various national, provincial, and local agencies of the Chinese government. The Company's future investment plans in China will also be subject to PRC government approvals. Due to the enhancement and continuous changes of the PRC legal system, there can be no assurance that changes in such legislation will not have adverse effect upon the Company's business operations or prospects.

o The Company's operations and financial results could be adversely affected by economic conditions and changes in the policies of the PRC government, such as changes in laws and regulations (or the interpretation thereof), including measures which may be introduced to regulate or stimulate the rate of economic growth. The rate of deflation of the PRC economy, based on published consumer price information, was 2.6 percent for 1998, 3.0 percent for 1999 and 0.4 percent for 2000. The PRC government has taken certain measures to stimulate domestic demand and consumption. There can be no assurance that these measures will be successful.

o All of the Company's sales and purchases are made domestically and are denominated in Renminbi. Accordingly, the Company and its subsidiaries do not have material market risk with respect to currency fluctuation. As the reporting currency of the Company's consolidated financial statements is also Renminbi, there is no significant translation difference arising on consolidation. However, the Company may suffer exchange loss when it converts Renminbi to other currencies, such as Hong Kong dollars or United States dollars.

o The Company's interest income is sensitive to changes in the general level of Renminbi and Hong Kong dollars interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents. As of December 31, 2001, the Company's cash equivalents are mainly Renminbi and Hong Kong Dollar deposits with financial institutions, bearing market interest rates without fixed term.

o Many laws and regulations addressing economic matters in general have been promulgated in the PRC. Despite this activity, the PRC does not have a comprehensive system of laws. In addition, enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation thereof inconsistent. The PRC judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Decided legal cases are without binding legal effect in the PRC, although they are often referred to for guidance. The interpretation of PRC laws may be subject to policy changes reflecting domestic political changes.

o Laws in the PRC do not prohibit a joint venture partner from engaging in activities that compete with the joint venture. We may continue to be adversely affected by direct competition from the PRC Partner.

o While we are a Nevada corporation, our officers and directors are non-residents of the United States, our assets are located in the PRC and our operations are conducted in the PRC; therefore, it may not be possible to effect service of process on such persons in the United States, and it may be difficult to enforce any judgments rendered against us or such persons.

General Risks of Operations

o The Company incurred losses in fiscals 2000 and 2001, and as of December 31, 2001, the Company had an accumulated deficit of Rmb9.3 million (US$1.1 million). We may not achieve profitability from our operations due to keen competition, in particular, from the PRC Partner, as most prestressed products sold by the Company and the PRC Partner are produced under common specifications and technical know-how. The Company's future prospect is substantially dependent upon its ability to develop new products and enhanced technologies. There can be no assurances that the Company will be able develop new products, maintain its market share and achieve profitability.

o Unless we are able to reduce expenses and/or increase our profit margins, we will likely continue to incur losses and investors in our shares may be unable to recoup their investment.

o The Company and the PRC Partner are parties to a dispute over amounts, if any, owed by the PRC Partner to Liuzhou HVM. This dispute has been submitted to arbitration being administered by the local PRC government. Based on the draft arbitration report, Liuzhou HVM owed a net amount of Rmb649,000 (US$78,000) to the PRC Partner. Although the Company has provided for this liability as of December 31, 2001, there can be no assurance that the final arbitration award will not deviate from this amount. The Company's operating results may be adversely affected if the final arbitration award requires the Company to pay significantly more than the liability provided for.

o The Company's success depends to a significant degree upon the contribution of our Chief Executive Officer, Ching Lung Po, and other key personnel in the Company's research and development department. The Company and Mr. Ching are parties to an employment agreement, but such agreements have not been entered into with other key personnel. Due to the costs associated with compensating the chief executive officer and other key personnel of a public company, and the competition for highly qualified personnel, we cannot be certain that we will be able to attract or retain these or other qualified personnel.

o The market for our common stock is not active and the limited trading volume in our shares could result in substantial market volatility in the price for our shares.

o We do not intend to pay dividends for the foreseeable future - we intend to reinvest earnings from operations, if any, back into our operations.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS
----------------------------------------

         In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Tangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets as of December 31, 2001.

         In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

                          ITEM 7. FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements for two years ended December 31, 2001 and 2000 are included herewith and incorporated herein by reference.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company and Liuzhou HVM as at March 29, 2002. Directors of the Company serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                    Age         Position
----                    ---         --------

Ching Lung Po           55          Chairman of the Board of Directors,
                                    President and CEO of the Company and
                                    Vice Chairman of the Board of
                                    Directors of Liuzhou HVM

Deng Xiao Qiong         50          Director and Chief Financial Officer
                                    of the Company and Deputy General
                                    Manager of Liuzhou HVM

Peng Fang               41          Director of the Company and Director and
                                    Deputy General Manager of Liuzhou HVM

Cheung Lai              48          Director and Treasurer of the Company and
                                    Director of Liuzhou HVM

Wan Wai On              28          Director and Corporate Secretary of
                                    the Company

Tang Xiao Ping          40          Vice President of the Company and
                                    Deputy General Manager of Liuzhou HVM

Ding Yong Gui           45          Vice President of the Company and
                                    General manager of Liuzhou HVM

         MR. CHING LUNG PO, aged 55, is the Chairman of the Board of Directors, CEO and President of the Company and Vice Chairman of the Board of Directors of Liuzhou HVM. Mr. Ching has more than 20 years experience in the management of production and technology of industrial enterprises in PRC. In 1988, Mr. Ching started his own business and established the Shenzhen Hongda Science & Technology Company Limited in Shenzhen which manufactures electronic products. Mr. Ching has been the Chairman of Asia Fiber Holdings Limited (OTC Bulletin
Board: AFBR), a U.S. corporation, which is included on the OTC Bulletin Board operated by the Nasdaq, since January 2000. He has also been the Director of China Resources Development, Inc. (Nasdaq: CHRB), a U.S. corporation, since February 1998. Mr. Ching graduated from the Harbin Military and Engineering Institute and holds the title of Senior Engineer. Mr. Ching is responsible for the overall corporate policy and development strategy of the Company. Mr. Ching devotes approximately 50% of his time to the affairs of the Company and its subsidiaries.

         MS.DENG XIAO QIONG, aged 50, is a Director and Chief Financial Officer of the Company. She is also a Director and Deputy General Manager of Liuzhou HVM. Ms. Deng graduated from Guangxi Broadcasting Television University specializing in industrial accounting and achieved the title of accountant in 1987. She joined the Factory as the deputy accounting supervisor in July 1984. In March 1988, she became the Deputy Chief Accountant of the Factory and in January 1991, she became the Chief Accountant of the Factory. Ms. Deng has many years' of experience in financial management. She is responsible for financial management and control of Liuzhou OVM and is also responsible for the Company's finance and tax matters, as well as the overall accounting operations of the Company. Ms. Deng devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. PENG FANG, aged 41, is a Director of the Company and Director and Deputy General Manager of Liuzhou HVM. He graduated from Dilian Polytechnic Institute specializing in structural engineering and obtained the title of senior engineer in 1993. He was also awarded a masters degree and Ph.D. degree from the institute. He completed his master degree in December 1986 and a Ph.D. degree in December 1990. From December 1990 to June 1994, he served as senior engineer in the Foreign Office of the Ministry of Communications. He joined the Factory in February 1994 and continues to serve as its Deputy General Manager. He has considerable knowledge and experience in governmental planning for transportation and communication. He is responsible for development of the overseas market of Liuzhou OVM. Mr. Peng devotes all of his time to the affairs of the Company and its subsidiaries.

         MS. CHEUNG LAI, aged 48, is the Director and Treasurer of the Company and a Director of Liuzhou HVM. Ms. Cheung graduated from Heilongjiang Broadcasting Television University specializing in the English language. From October 1988 to August 1992, she served as sales manager of the Shenzhen Zhenbao Enterprise Company. In September 1992, she joined Shenzhen Hongda Science & Technology Enterprise Company Limited and continues to serve as its finance manager. Ms. Cheung devotes approximately 50% of her time to the affairs of the Company and its subsidiaries.

         MR. WAN WAI ON, aged 28, is a Director and Corporate Secretary of the Company. Mr. Wan is a graduate of Rutgers University, New Brunswick, New Jersey where he received a Bachelors of Arts degree. Since graduation in May 1996, he has been employed as a general manager of a computer company based in Hong Kong. Mr. Wan devotes approximately 50% of his time to the affairs of the Company.

         MS. TANG XIAO PING, aged 40, is the Vice President of the Company and Deputy General Manager of Liuzhou HVM. She graduated from Guangxi Broadcasting Television University specializing in machinery manufacturing. She received the title of engineer in 1992. She joined the Factory in 1985 and has been a Deputy General Manager of the Factory since December 1993. She has many years experience in sales and marketing. She was recognized as one of the "Ten Most Outstanding Sales Person" by the Liuzhou Mechanical and Electrical Industry Bureau in 1993. She is also the council member of Huadong Prestressing Technology United Development Center. She is responsible for the sales of Liuzhou HVM's products. Ms. Tang devotes all of her time to the affairs of the Company and its subsidiaries.

         MR. DING YONG GUI, aged 45, is a Director of the Company and General Manager of Liuzhou HVM. Mr. Ding graduated from Guangxi Broadcasting Television University specializing in Mechanical Engineering. He received the title of senior engineer in 1997. He joined the Factory in 1979 and his last position in the Factory was Deputy General Manager. Mr. Ding has many years technical experience and knowledge in the prestressing industry and is one of the engineers in exploring various anchorage products of the Company. He is responsible for the production, research and development and quality control system of Liuzhou HVM. Mr. Ding devotes all of his time to the affairs of the Company and its subsidiaries.

                         ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION
-----------------

         The following table shows, for each of the three years ended December 31, 1999, 2000 and 2001, the cash and other compensation paid by the Company to its Chief Executive Officer and each of its four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

Name and                                               Other          All
Principal                                              Annual        Other
Position                Year    Salary   Bonus     Compensation   Compensation
--------                ----    ------   -----     ------------   ------------

                        2001   $153,846   -0-            -0-              -0-
Ching Lung Po,          2000   $115,385   -0-            -0-              -0-
 President and CEO      1999    $61,538   -0-            -0-              -0-

         On June 1, 2000, the Company entered into a Service Agreement with Mr. Ching Lung Po. In accordance with the terms of the Service Agreement, Mr. Ching has been employed by the Company as Chief Executive Officer and to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$1,200,000 (US$153,846) annually. The Service Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         On June 1, 2000, the Company entered into an Employment Agreement with Mr. Wan Wai On. In accordance with the terms of the Employment Agreement, Mr. Wan has been employed by the Company as Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wan shall receive a base salary of HK$480,000 (US$61,538) annually. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein. See "Certain Relationships and Related Transactions."

         Except for the foregoing, the Company has no employment contracts with any of its officers or directors or maintains no retirement, fringe benefits or similar plans for the benefit of its officers and directors. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Mr. Ding Yong Gui, being officers of Liuzhou HVM, are eligible to participate in the retirement and pension fund established by Liuzhou HVM in the PRC. See discussion under "Retirement and Pension Fund."

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended December 31, 2001 to each person named in the Summary Compensation Table.

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
 President and CEO

OPTION EXERCISES AND HOLDINGS
-----------------------------

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended December 31, 2001 to each person named in the Summary Compensation Table and the unexercised options held as of the end of the 2001 fiscal year.

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

         As of March 29, 2002, no incentive stock options had been granted.

RETIREMENT AND PENSION FUND
---------------------------

         The Company does not currently have any retirement and pension fund program at the level of the parent Company. However, in accordance with applicable government regulations in the PRC, Liuzhou HVM participates in a central retirement and pension fund. Mr. Peng Fang, Ms. Tang Xiao Ping, Ms. Deng Xiao Qiong and Mr. Ding Yong Gui, as officers of Liuzhou HVM, are eligible to participate in the retirement and pension fund established by Liuzhou HVM in the PRC. The Company currently makes an annual contribution representing 20% of the total wages of employees to the retirement and pension fund out of which the pensions of the Company's retired workers are paid. Effective from January 1, 1995, Liuzhou HVM has internally implemented an additional retirement plan for its staff. Under this additional plan, the Company is required to contribute 5% of the total wages of the employees to the retirement plan. The aggregate pension costs incurred by the Company for each of the two years ended December 31, 2000 and 2001 amounted to Rmb777,000 (US$94,000) and Rmb1,205,000
(US$146,000), respectively.

         At the end of 1997, Liuzhou HVM implemented an additional retirement plan of a PRC insurance company for its staff. Under this retirement plan, the staff will only benefit from the plan if they work in Liuzhou HVM until the defined age of retirement. The qualified staff is entitled to receive a defined monthly pension benefit starting from the date of defined age of retirement for the rest of his life. The total one time premium for the retirement plan of Rmb4,661,000 (US$563,000) was paid by Liuzhou HVM in 1998.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 29, 2002, certain information regarding the Company's Common Stock beneficially owned by each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. As of March 29, 2001, there were 12,070,000 shares of Common Stock outstanding.

   Name and Address or               Amount and Nature of        Percentage
    Beneficial Owner                Beneficial Ownership(1)       of Class
    ----------------                -----------------------       --------

Hoi Wai Investments Limited               5,057,000(2)             41.9%
P.O. Box 116, Road Town
Tortola, British Virgin Islands

NJI No. 1 (A) Investment Fund               685,750(3)              5.7%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

NJI No. 1(B) Investment Fund                685,750(3)              5.7%
6 Battery Road #42-01n Singapore
049909, Republic of Singapore

Nomura/Jafco East Asia Growth Fund          1,371,500              11.4%
6 Battery Road #42-01 Singapore
049909, Republic of Singapore

Mr. Ching Lung Po                         6,057,000(2)             50.2%
Room 1015, Blck M, Telford Garden
Kowloon Bay, Hong Kong(4)

Ms. Cheung Lai                                -0-(2)                   -
Flat A18, 10/F, Block A,
Proficient Centre, 6 Wang Kwun Road,
Kowloon Bay, Hong Kong (5)

----------------------

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Includes 1,000,000 shares of capital stock directly owned by Mr. Ching Lung Po. The balance of 5,057,000 shares of capital stock indicated as held by Mr. Ching Lung Po and Ms. Cheung Lai are held of record by Hoi Wai Investments Limited. Mr. Ching has a 75% controlling interest in Hoi Wai Investments Limited and, accordingly, all of its shares have been attributed to Mr. Ching.

(3) All shares of capital stock held by NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund are held of record by Nomura International (Hong Kong) Limited, a nominee shareholder for NJI No. 1(A) Investment Fund and NJI No. 2(B) Investment Fund.

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

   Name and Address or               Amount and Nature of       Percentage
    Beneficial Owner                Beneficial Ownership(1)      of Class
    ----------------                -----------------------      --------

Ching Lung Po                             6,057,000(2)             50.2%

Cheung Lai                                   -0-(2)                   -

Deng Xiao Qiong                              -0-                      -

Peng Fang                                    -0-                      -

Wan Wai On                                   -0-                      -

Tang Xiao Ping                               -0-                      -

Ding Yong Gui                                -0-                      -

Officers and Directors as a group         6,057,000                50.2%
(7 persons)
----------------------

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of these shares.

(2) Includes 1,000,000 shares of capital stock directly owned by Mr. Ching Lung Po. The balance of 5,057,000 shares of capital stock indicated as held by Mr. Ching Lung Po and Ms. Cheung Lai are held of record by Hoi Wai Investments Limited. Mr. Ching has a 75% controlling interest in Hoi Wai Investments Limited and, accordingly, all of its shares have been attributed to Mr. Ching.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely on a review of Forms 3, 4 and 5 furnished to the Company for the fiscal year ended December 31, 2001, Chen Xue Ming failed to timely file Form 4 to report that, as of September 26, 2001, he is no longer a director of the Company.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 18, 1995, Kolcari Investments Limited (predecessor of HDL) and the PRC Partner entered into a Joint Venture Contract (the "Contract"), pursuant to which such parties agreed to establish Liuzhou HVM as a joint venture limited liability company in accordance with the Laws of the PRC on Sino-Foreign Equity Joint Venture. The Contract provided that Liuzhou HVM's total initial registered capital of US$4 million was to be contributed in assets and/or cash as follows: the PRC Partner (30%) and Kolcari (70%).

         Pursuant to an agreement dated June 5, 1995 between Liuzhou HVM and the PRC Partner (successor in interest to the Factory), operating assets and production facilities of the Factory valued at US$1,423,324, according to a valuation performed by the PRC State-approved assets valuer, were transferred to Liuzhou HVM. Of the total value of assets transferred into Liuzhou HVM, US$1,200,000 represented a capital contribution by the PRC Partner for its 30% equity interest in Liuzhou HVM and the balance of US$223,325 was recorded as a loan to Liuzhou HVM. The remaining 70% of the issued capital was provided by Kolcari through the contribution of cash in the approximate amount of US$2,800,000, of which US$2,170,000 was paid as at December 31, 1996 with the balance of US$630,000 paid as at December 31, 1998.

         In accordance with an agreement dated June 5, 1995 and a supplementary agreement dated December 18, 1995 between Liuzhou HVM and the PRC Partner, the PRC Partner agreed to transfer its intangible assets including trademarks, patents, technology and know-how related to existing products and products under development to Liuzhou HVM at a total consideration of Rmb8,000,000 (US$966,000) (the "Transfer Fee"). An annual royalty equal to 0.6% of the net sales (after deducting VAT) was payable by Liuzhou HVM until the full Transfer Fee was settled. The royalty was payable by Liuzhou HVM each year commencing January 1, 1997. Pursuant to an agreement dated December 12, 1999 between Liuzhou HVM and the PRC Partner, Liuzhou HVM agreed to cease using the intangible assets (principally the "OVM" trademark) effective February 1, 2000. Pursuant to another agreement dated January 6, 2000 between the PRC Partner and Liuzhou HVM, all technology and know-how upon which the existing products manufactured by Liuzhou HVM are based may be used by the PRC Partner. Liuzhou HVM also agreed to transfer certain inventories, fixed assets and financial assets related to former employees of Liuzhou HVM to the PRC Partner amounting to Rmb29,600,000 (US$3,575,000).

         The Company purchases and sells a significant portion of its raw materials and finished goods to the PRC Partner and its affiliates. The amount of such sales and purchases were Rmb915,000 (US$110,000) and Rmb5,042,000 (US$609,000), respectively, for the year ended December 31, 2000 and nil and Rmb4,810,000 (US$581,000), respectively, for the year ended December 31, 2001. The purchases and sales transactions with the PRC Partner and its affiliates were made based on prevailing market prices.

         Liuzhou HVM also leases certain plant and machinery to the PRC Partner's affiliates. For each of the two years ended December 31, 2000 and 2001, rental income of Rmb64,000 (US$8,000) and nil, respectively, was received by Liuzhou HVM. At the same time, the PRC Partner's affiliates also lease certain plant and machinery to Liuzhou HVM and a rental expense of Rmb24,000 (US$7,000) and nil, respectively, was incurred by Liuzhou HVM for each of the two years ended December 31, 2000 and 2001. The leases with the PRC Partner's affiliates were negotiated at arm's length.

         The PRC Partner charged rental on leasing of certain land and building, plant and machinery, and motor vehicles, and intangible asset fee to the Construction Company. The Construction Company paid rental and intangible asset fee of Rmb285,000 (US$35,000) and Rmb512,000 (US$62,000), respectively, for the year ended December 31, 2000 and nil and nil, respectively, for the year ended December 31, 2001.

         In accordance with an agreement dated November 18, 2000 between Liuzhou HVM and Hong Da, a PRC entity wholly owned by Ching Lung Po, Hong Da has granted to Liuzhou HVM the exclusive right to use the "HVM" trademark at an annual fee based on 1.5% of Liuzhou HVM's sales under "HVM" trademark. Intangible asset fees charged by Hong Da amounted to Rmb1,128,000 (US$136,000) and Rmb1,539,000 (US$186,000) for the years ended December 31, 2000 and 2001, respectively.

         From time-to-time during the years ended December 31, 2001 and 2000, Ching Lung Po, the Company's President and Chief Executive Officer, paid certain expenses on behalf of and made advances to the Company. These payments and advances were primarily to facilitate the Company's payment of operating expenses in Hong Kong, in light of currency expatriation restrictions imposed by the PRC government. The amount of such payments and advances during the years ended December 31, 2001 and 2000 were Rmb1,579,000 (US$191,000) and Rmb954,000
(US$115,000), respectively.

         As at January 1, 2000, Mr. Ching was indebted to the Company in the amount of Rmb13,948,000 (US$1,685,000). This amount consisted of (i) Rmb11,029,000 (US$1,332,000) in relation to cash advances to his affiliates;
(ii) Rmb6,300,000 (US$761,000) in relation to interest owed by the PRC Partner to the Company but its recoverability was undertaken by Mr. Ching. The debt was partly offset by (i) Rmb1,588,000 (US$192,000) in relation to expenses paid and advances made by Mr. Ching on behalf of the Company; (ii) director remuneration payable to Mr. Ching of Rmb511,000 (US$62,000) and (iii) accounts receivable of Rmb1,282,000 (US$155,000) collected by the Company on behalf of his affiliates.

         During the year ended December 31, 2000, the Company made further advances to Mr. Ching of Rmb170,000 (US$21,000). The Company made advances to Mr. Ching and his affiliates for expenses incurred by them for registering and promoting the HVM mark. During the year ended December 31, 2000, certain of his debts were settled by offsetting trademark fee payable of Rmb1,128,000 (US$136,000), expenses paid and advances made by Mr. Ching on behalf of the Company of Rmb954,000 (US$115,000) and director remuneration payable of Rmb957,000 (US$116,000). The net result of the foregoing transactions is that, as of December 31, 2000, Mr. Ching was indebted to the Company in the amount of Rmb11,079,000 (US$1,338,000). The amount due from Mr. Ching was unsecured and non-interest bearing. Rmb3,072,000 (US$371,000) was expected to be repaid in 2001 and 2002, respectively, and the balance of Rmb4,935,000 (US$596,000) in 2003.

         During the year ended December 31, 2001, the Company made further advances to Mr. Ching of Rmb5,196,000 (US$628,000). Rmb4,583,000 (US$554,000)
was repaid, Rmb1,539,000 (US$186,000) was offset against trademark fee payable, Rmb1,274,000 (US$154,000) was offset against director remuneration payable and Rmb1,579,000 (US$191,000) was offset against expenses paid and advances made by Mr. Ching on behalf of the Company. The net result of the foregoing transactions is that, as of December 31, 2001, Mr. Ching was indebted to the Company in the amount of Rmb7,300,000 (US$882,000).The amount due from Mr. Ching is unsecured and non-interest bearing. Rmb3,072,000 (US$371,000) is expected to be repaid in 2002 and balance of Rmb4,228,000 in 2003.

                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS AND SCHEDULES
----------------------------------

         The following financial statements are filed as a part of this Form 10-KSB in Appendix A hereto:

         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

a.       Consolidated balance sheet as of December 31, 2001
b. Consolidated statements of operations for the two years ended December 31, 2001 and 2000
c. Consolidated statements of shareholders' equity (deficit) and comprehensive income (loss) for the two years ended December 31, 2001 and 2000
d. Consolidated statements of cash flows for the two years ended December 31, 2001 and 2000
e.       Notes to consolidated financial statements

REPORTS ON FORM 8-K
-------------------

         During the last quarter of the fiscal year ended December 31, 2001, the Company filed no reports on Form 8-K.


EXHIBITS
--------

Exhibits          Exhibit Description
--------          -------------------

2.1      Acquisition Agreement dated November 4, 1996(1)
3.1      Articles of Incorporation and Amendments thereto(1)
3.2      Bylaws(1)
4.1      Form of Common Stock Purchase Warrant dated December 16, 1996(1)
4.2      Specimen of Common Stock Certificate(2)
10.1 Joint Venture Contract between Liuzhou OVM Joint Stock Co. Ltd. and Kolcari Investments Limited and Articles of Association for Sino-Foreign Equity Joint Venture(1)
10.2     1996 Stock Option Plan(1)
10.3 Agreement on Termination of Use of Intangible Assets (Incorporated by reference to Exhibit 10.20 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999)
10.4 Agreement on the Division of Technical Information and Personnel and Other Issues (Incorporated by reference to Exhibit 10.21 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999)
10.5 Agreement on Termination of Tangible Assets Leasing Agreement (Incorporated by reference to Exhibit 10.22 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999)
10.6 Agreement on Leasing of Production and Transportation Equipment (Incorporated by reference to Exhibit 10.23 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999)

10.7 Agreement on Leasing of Production and Operating Premises and Buildings (Incorporated by reference to Exhibit 10.24 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 1999)
10.8     Agreement on the Use of Trademark (Incorporated by reference to Exhibit
         10.25 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000)
10.9     Service Agreement with Ching Lung Po (Incorporated by reference to
         Exhibit 10.26 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000)
10.10    Employment Agreement with Wan Wai On (Incorporated by reference to
         Exhibit 10.27 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000)
10.11 Memorandum of Understanding dated April 29, 2001 (Incorporated by reference to Exhibit 10.28 filed with the Company's Form 10-KSB for the fiscal year ended December 31, 2000)
10.12    Memorandum of Understanding dated March 7, 2002 (3)
21       Subsidiaries of the Registrant (3)

----------------------------

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (File No. 333-27119).

(2) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A filed January 8, 1998.

(3)      Filed herewith.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OVM INTERNATIONAL HOLDING CORP.



                                          By:/s/Ching Lung Po
                                              -------------------------------
                                              Ching Lung Po, Chairman of
                                              Board, President and Chief
                                              Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                                             DATE
       ---------                                 -----                                             ----
/S/ Ching Lung Po                         Chief Executive Officer,                               May 10, 2002
-----------------------------------
Ching Lung Po                             President and Chairman
                                          of the Board of Directors


/s/ Deng Xiao Qiong                       Chief Financial                                        May 10, 2002
-----------------------------------
Deng Xiao Qiong                           Officer and Director


/s/ Cheung Lai                            Treasurer and Director                                 May 10, 2002
-----------------------------------
Cheung Lai


/s/ Wan Wai On                            Secretary and Director                                 May 10, 2002
-----------------------------------
Wan Wai On


/s/ Peng Fang                             Director                                               May 10, 2002
-----------------------------------
Peng Fang


/s/ Tang Xiao Ping                        Vice President                                         May 10, 2002
-----------------------------------
Tang Xiao Ping


/s/ Ding Yong Gui                         Vice President                                         May 10, 2002
-----------------------------------
Ding Yong Gui

                                   APPENDIX A


         Independent auditors' report, together with consolidated financial statements for the Company and subsidiaries, including:

         a.       Consolidated balance sheet as of December 31, 2001

         b. Consolidated statements of operations for the two years ended December 31, 2001 and 2000

         c. Consolidated statements of shareholders' equity (deficit) and comprehensive income (loss) for the two years ended December 31, 2001 and 2000

         d. Consolidated statements of cash flows for the two years ended December 31, 2001 and 2000

         e.       Notes to consolidated financial statements

                    OVM INTERNATIONAL HOLDING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

================================================================================
                     OVM INTERNATIONAL HOLDING CORPORATION
================================================================================

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



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


Consolidated balance sheet                                                                               F-3


Consolidated statements of operations                                                                    F-4


Consolidated statements of shareholders' equity and comprehensive income (loss)                          F-5


Consolidated statements of cash flows                                                                    F-6


Notes to consolidated financial statements                                                             F-7 to 23

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders,
OVM INTERNATIONAL HOLDING CORPORATION



         We have audited the accompanying consolidated balance sheet of OVM International Holding Corporation and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OVM International Holding Corporation and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
March 14, 2002

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

                  CONSOLIDATED BALANCE SHEET DECEMBER 31, 2001
                    (Amounts in thousands except share data)

                                                                               Note           US$               RMB
                                                                                              ---               ---
ASSETS
Current assets:
  Cash and bank balances                                                                  $    880              7,286
  Restricted cash                                                                              212              1,754
  Accounts receivable, net of allowance of RMB22,312                                         6,162             51,021
  Inventories                                                                   5            2,209             18,291
  Prepayments, deposits and other receivables, net of allowance of RMB4,666                    330              2,736
  Due from related parties                                                     17              371              3,072
  Net assets held for disposition                                               4              679              5,621
                                                                                          --------           --------
Total current assets                                                                        10,843             89,781

Restricted cash                                                                 6               67                556
Property, machinery and equipment, net                                          7            1,584             13,113
Leased property, machinery and equipment, less accumulated amortization         8            1,592             13,179
Investments                                                                    17              225              1,865
Due from related parties                                                                       511              4,229
Other assets:
  Deferred assets                                                               9              196              1,624
  Staff housing loans                                                          10               82                675
                                                                                          --------           --------
Total assets                                                                              $ 15,100            125,022
                                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                11         $  1,522             12,600
  Other debt                                                                   12               87                720
  Current portion of capital leases                                                             23                190
  Accounts payable                                                                           3,738             30,949
  Advance payments by customers                                                                879              7,277
  Other payables and accrued liabilities                                                     1,449             12,000
  Taxes payable                                                                                530              4,391
  Due to related parties                                                                        78                649
                                                                                          --------           --------
Total current liabilities                                                                    8,306             68,776

Notes payable                                                                                  242              2,000
Capital leases, net of current portion                                                       1,662             13,762
                                                                                          --------           --------
Total liabilities                                                                           10,210             84,538
                                                                                          --------           --------

Minority interests in consolidated subsidiaries                                              2,068             17,122
                                                                                          --------           --------

Commitments and contingencies                                                  22

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of US$0.0001 authorized;
   12,070,000 shares issued and outstanding                                    13                1                 10
  Additional paid-in capital                                                   13            3,732             30,899
  Accumulated deficit                                                                         (953)            (7,892)
  Accumulated comprehensive income                                                              42                345
                                                                                          --------           --------
Total shareholders' equity                                                                   2,822             23,362
                                                                                          --------           --------

Total liabilities and shareholders' equity                                                $ 15,100            125,022
                                                                                          ========           ========

The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                    (Amounts in thousands except share data)

                                                                                    2001                    2000
                                                                                    ----                    ----
                                                                 Note          US$          RMB              RMB
                                                                               ---          ---              ---
Sales:
  Related parties                                                17         $     --            --             915
  Others                                                                      14,656       121,355          97,865
                                                                            --------      --------        --------

Net sales                                                                     14,656       121,355          98,780

Cost of sales, including costs incurred to related
 parties of RMB Nil and RMB5,351 in 2001
 and 2000, respectively                                                       (8,374)      (69,340)        (60,921)
                                                                            --------      --------        --------

Gross profit                                                                   6,282        52,015          37,859

Selling and administrative expenses                                           (5,904)      (48,889)        (76,583)
                                                                            --------      --------        --------

Income (loss) from operations                                                    378         3,126         (38,724)

Valuation allowance on investment                                8              (225)       (1,865)             --
Loss on disposal of equity investment                            8              (262)       (2,166)             --
Loss on disposal of fixed assets                                                 (14)         (115)             --
Interest expense, including amounts to related
 parties of RMB35 and RMB Nil in 2001
 and 2000, respectively                                                         (294)       (2,432)         (2,364)
Interest income                                                                    7            59             200
Other income                                                                     171         1,419             933
Foreign exchange                                                                 (13)         (110)            (84)
                                                                            --------      --------        --------

Loss before income taxes                                                        (252)       (2,084)        (40,039)
Income taxes                                                     14             (275)       (2,275)         (6,191)
                                                                            --------      --------        --------

                                                                                (527)       (4,359)        (46,230)

Minority interests                                                               529         4,383          10,931

Equity in (losses) earnings of equity investee                   8              (350)       (2,906)             32
                                                                            --------      --------        --------

Net loss                                                                    $   (348)       (2,882)        (35,267)
                                                                            ========      ========        ========

Basic and diluted loss per share                                 3(i)       $  (0.03)        (0.24)          (2.92)
                                                                            ========      ========        ========


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                    (Amounts in thousands except share data)

                                                                                                  Accumulated
                                      Number of                    Additional                       other
                                      shares of       Common         paid-in         Retained     comprehensive
                                       common          stock         capital         earnings     income (loss)        Total
                                        stock           RMB            RMB             RMB            RMB               RMB
                                    ------------    ------------   ------------    ------------    ------------    ------------
Balances at
January 1, 2000                       12,050,000              10         30,795          30,257              61          61,123
                                                                                                                   ------------
Comprehensive loss:
   Net loss                                   --              --             --         (35,267)             --         (35,267)
   Currency translation
    adjustments                               --              --             --              --            (118)           (118)
                                    ------------    ------------   ------------    ------------    ------------    ------------

Total comprehensive loss                                                                                                (35,385)
                                                                                                                   ------------
Balances at
December 31, 2000                     12,050,000              10         30,795          (5,010)            (57)         25,738
Issuance of common stock
 for services                             20,000              --            104              --              --             104
Comprehensive loss:
   Net loss                                   --              --             --          (2,882)             --          (2,882)
   Currency translation
    adjustments:
      Disposal of equity investment           --              --             --              --             398             398
      Other                                   --              --             --              --               4               4
                                    ------------    ------------   ------------    ------------    ------------    ------------

Total comprehensive loss                                                                                                 (2,480)
                                                                                                                   ------------
Balances at
December 31, 2001                     12,070,000              10         30,899          (7,892)            345          23,362
                                    ============    ============   ============    ============    ============    ============

U.S.$                                               $          1   $      3,732   $       (953)   $         42    $      2,822
                                                    ============   ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                    (Amounts in thousands except share data)

                                                                                   2001             2000
                                                                                   ----             ----
                                                                               US$        RMB        RMB
                                                                             -------    -------    -------
Cash flows from operating activities:
  Net loss                                                                   $  (348)    (2,882)   (35,267)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Common stock issued for services                                             13        104         --
     Research and development expense recovered                                   (7)       (60)        --
     Valuation allowance on investment                                           225      1,865         --
     Minority interests                                                         (529)    (4,383)   (10,931)
     Equity in losses (earnings) of equity investment                            350      2,906        (32)
     Loss on disposal of equity investment                                       263      2,166         --
     Loss on write off of receivable from equity investee                         90        756
     Loss on write off of intangible assets                                       --         --      3,217
     Loss on disposal of property, plant & equipment                              14        115      1,415
     Depreciation                                                                526      4,350      3,323
     Amortization                                                                 71        590        217
     Provision for doubtful accounts                                             158      1,306     30,808
  Decrease (increase) in assets (net of assets held for disposition):
     Restricted cash                                                            (301)    (2,495)        --
     Accounts receivable                                                      (2,256)   (18,679)    (9,449)
     Inventories                                                                (373)    (3,091)    (3,110)
     Prepayments, deposits and other receivables                                  29        240      2,452
     Due from related parties                                                  1,156      9,577     27,459
     Staff housing loans                                                          16        135        (13)
     Receivable from equity investee                                              --         --       (910)
  Increase (decrease) in liabilities (net of assets held for disposition):
     Accounts payable                                                           (393)    (3,256)     8,676
     Advance payments by customers                                               410      3,394     (1,509)
     Other payables and accrued liabilities                                      434      3,591     (4,412)
     Due to related parties                                                      596      4,934         --
     Taxes payable                                                               105        873     (1,761)
                                                                             -------    -------    -------
Net cash provided by operating activities                                        249      2,056     10,173
                                                                             -------    -------    -------

Cash flows from investing activities:
   Proceeds from sale of subsidiary, net of cash transferred                     (57)      (474)        --
  Acquisition of property, machinery and equipment                              (370)    (3,060)   (10,523)
  Proceeds on disposal of property, machinery and equipment                       21        173        239
                                                                             -------    -------    -------
Net cash used in investing activities                                           (406)    (3,361)   (10,284)
                                                                             -------    -------    -------

Cash flows from financing activities:
  Increase in other debts                                                         36        300         --
  Repayment of other debts                                                       (69)      (570)        --
  Increase in notes payable                                                    1,763     14,600     12,000
  Repayment of notes payable                                                  (1,932)   (16,000)   (24,000)
  Repayment of principal of capital lease                                        (21)      (175)      (311)
                                                                             -------    -------    -------
Net cash used in financing activities                                           (223)    (1,845)   (12,311)
                                                                             -------    -------    -------

Net decrease in cash and cash equivalents                                       (380)    (3,150)   (12,422)
Exchange difference                                                               --          3         (4)
Cash and cash equivalents at beginning of year                                 1,260     10,433     22,859
                                                                             -------    -------    -------

Cash and cash equivalents at end of year                                     $   880      7,286     10,433
                                                                             =======    =======    =======

The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Amounts in thousands except share data)

1.       Organization and principal activities

                  The accompanying consolidated financial statements include the accounts of OVM International Holding Corporation (the "Company"), and its subsidiaries, HVM Development Limited ("HDL"), Liuzhou HVM Construction Machinery Company Limited ("Liuzhou HVM" or the "Joint Venture" or the "JV") (formerly known as Liuzhou OVM Construction Machinery Company Limited ("Liuzhou OVM")) and Liuzhou OVM Prestress Construction Company Limited ("OVM Prestress").

                  OVM International Holding Corporation was incorporated in the State of Nevada, in the United States of America.

                  OVM Development Limited was incorporated in the British Virgin Islands on May 3, 1994. On August 10, 2000, the company changed its name to HVM Development Limited. ("HDL")

                  In 1995, HDL entered into an agreement with Liuzhou OVM Joint Stock Company Limited (the "JV Partner") to set up a Sino-foreign equity joint venture in the PRC. The JV Partner was incorporated in the People's Republic of China (the "PRC") and was principally engaged in the manufacture and sale of prestress products used in the construction of highways, bridges and buildings. The Joint Venture operates under the name of Liuzhou OVM Construction Machinery Company Limited. On July 26, 2001, the Joint Venture changed its name to Liuzhou HVM Construction Machinery Company Limited ("Liuzhou HVM").

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

                  The net income of the JV, after provision for income taxes and appropriations to various statutory and discretionary reserves, is shared by the Company and the JV Partner according to their respective equity interests and is subject to the board of directors' approval. The term of the JV is 30 years.

                  Currently, there are no regulations governing the prohibition of joint venture partners from competing with the joint ventures. Therefore, Liuzhou HVM's business may be adversely affected by competition from its Joint Venture Partner. Liuzhou HVM's activities in the PRC are by law subject, in some particular cases, to administrative review and approval by various national and local agencies of the PRC government. In particular, part of Liuzhou HVM's current operations and the realization of its future expansion programs in the PRC will be subject to PRC government approvals.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


1.       Organization and principal activities (continued)

                  The JV owns 69.3% of OVM Prestress, an entity that was incorporated in the PRC. The remaining interests of OVM Prestress are held by an affiliate of the JV Partner (20%) and a third party (10.7%) in the PRC. OVM Prestress is principally engaged in the provision of engineering services for prestress construction projects.

                  In January 2000, the JV and the Joint Venture Partner entered into various agreements resulting in the following:

         a. Termination of the JV's lease of land, buildings, property and equipment from the JV Partner.

         b. Allocation of JV personnel to the JV Partner resulting in the reduction of JV personnel and financial assets related thereto.

         c. Termination of the JV's rights to use certain intangible assets, including the "OVM" trademark.

         d. Transfer of approximately 1/3 of the JV's inventories to the Joint Venture Partner at normal selling prices excluding value added tax at 17%.

         e.       Transfer of certain fixed assets.

                  In April 2001, HDL and the JV Partner entered into a Memorandum of Understanding which provides for the transfer of the JV Partner's interest in the JV to HDL; and the transfer of the JV's interest in OVM Prestress to the JV Partner. The terms of the transfers are subject to separate transfer agreements which have not yet been finalized.

                  Notwithstanding these agreements, at December 31, 2001, both HDL and the JV Partner continue to hold their respective interests in the JV and have retained their respective rights under the terms of the Joint Venture agreement.

2.       Basis of presentation

                  The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation. On March 7, 2002, the JV and the JV Partner entered into a Memorandum of Understanding under which the JV agreed to sell its 69.3% interest in OVM Prestress to the JV Partner effective December 31, 2001. The sales price is to be determined by an independent PRC valuer and is to be based on fair values as of December 31, 2001. Accordingly, the results of OVM Prestress have been consolidated through December 31, 2001 and the net assets and liabilities of OVM Prestress have been classified as assets held for disposition.

                  Minority interest at December 31, 2001 represents the 30% of Liuzhou HVM and the 30.7% of OVM Prestress not held by the Joint Venture. During the year ended December 31, 2001 net losses incurred by OVM Prestress exceeded the minority interest in the equity of OVM Prestress. As a result, the excess of losses applicable to the minority interest have been charged to the Company.

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

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


2.       Basis of presentation (continued)

                  The principal adjustments made to the statutory financial statements of the JV and its subsidiaries to conform to US GAAP include the following:

         o Allowance for doubtful accounts receivable and obsolete inventories;

         o        Allowance for impairment of investments;

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

         (b)      Restricted cash

                           Restricted cash consists of "guarantee" deposits with
                  PRC banks. These guarantee deposits are required under the terms of certain Company contracts and will be refunded to the Company upon contract completion.

         (c)      Inventories

                           Inventories are stated at the lower of cost or market
                  value. Cost is determined on the weighted average basis and in the case of work in progress and finished goods, comprises direct materials, direct labor and overhead.

         (d)      Property, machinery and equipment

                           Property, machinery and equipment are stated at cost
                  less accumulated depreciation.

                           Depreciation is calculated on a straight-line basis
                  to write off the cost of each asset over its estimated useful life. The principal annual rates used for this purpose are as follows:

                           Buildings                                   8.4%
                           Leasehold improvements                        4%
                           Plant, machinery and equipment         12% - 20%

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


3.       Summary of significant accounting policies (continued)

         (d) Property, machinery and equipment (continued)

                           Management assesses the carrying values of its
                  long-lived assets for impairment when circumstances warrant such a review. Generally, long-lived assets are considered impaired if the expected net sales value is less than the assets' carrying values. If an impairment is indicated, the loss is measured based on the amounts by which the assets' carrying values exceed their fair values.

         (e)      Investments

                           Affiliated entities in which the Company does not
                  have a controlling interest are accounted for using the equity method of accounting.

                           Other long-term investments, which are neither
                  subsidiaries nor equity investments, are stated at cost less impairment losses.

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

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


3.       Summary of significant accounting policies (continued)

                           Translation of amounts from RMB into United States
                  dollars (US$) for the convenience of the reader has been made at the Exchange Rate on December 31, 2001 of US$1.00 equal to RMB8.28 and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on December 31, 2001 or at any other date.

         (i)      Earnings per share

                           Basic earnings per share amounts are calculated using
                  the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding during each of the years ended December 31, 2001 and 2000 were 12,059,425 and 12,050,000 respectively.

         (j)      Research and development costs

                           Research and development costs are expensed as
                  incurred and amounted to RMB1,373 and RMB1,443, net (Note 12), for 2001 and 2000 respectively.

         (k)      Advertising costs

                           Advertising costs are expensed by the Company as
                  incurred. Total advertising costs incurred by the Company during 2001 and 2000 were RMB564 and RMB608 respectively.

         (l)      Retirement benefits

                           The contributions to the PRC and internally
                  implemented retirement plans for existing employees are charged to expenses as services are provided.

                           Contributions of RMB2,296 to an additional Company
                  administered retirement plan for existing employees is being amortized over 20 years as future services are provided (Notes 9 and 16).

         (m)      Comprehensive income:

                           Statement of Financial Accounting Standard ("SFAS")
                  No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


3.    Summary of significant accounting policies (continued)

         (n)      Recently issued accounting pronouncements:

                           In July 2001, The Financial Accounting Standards
                  Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets as of December 31, 2001.

                           In August 2001, the FASB issued SFAS No. 144,
                  Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

4.       Assets held for disposition:

                  Effective December 31, 2001 the net assets and liabilities of OVM Prestress are held for disposition and are included in the accompanying balance sheet as follows:

                                                                     US Dollars         RMB
                                                                     ----------         ---
                  Cash                                                   57             474
                  Restricted cash                                        22             185
                  Accounts receivable                                   131           1,088
                  Inventories                                           659           5,459
                  Prepayments, deposits and other
                        receivables                                     300           2,486
                  Property, machinery and equipment, net                656           5,431
                  Advance payments by customers                       (288)         (2,382)
                  Other payables and accrued liabilities              (270)         (2,241)
                  Amounts due to the JV Partner                       (517)         (4,285)
                  Taxes payable                                        (71)           (594)
                                                                     ------        --------

                  Net                                                   679           5,621
                                                                     ======        ========

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


5.       Inventories

                  At December 31, 2001, inventories consist of the following:

                                                                                US Dollars      RMB
                                                                                ----------      ---
         Raw materials                                                           $    418       3,462
         Work in progress                                                             525       4,342
         Finished goods                                                             1,266      10,487
                                                                                 --------   ---------

                                                                                 $  2,209      18,291
                                                                                  =======   =========

6.    Property, machinery and equipment, net

                  At December 31, 2001, property, machinery and equipment consist of:

                                                                                US Dollars      RMB
                                                                                ----------      ---
         Cost:
           Buildings                                                             $    209       1,729
           Leasehold improvement                                                      313       2,591
           Plant, machinery and equipment                                           2,403      19,899
                                                                                 --------   ---------

                                                                                    2,925      24,219
                                                                                 --------   ---------
         Accumulated depreciation:
           Buildings                                                                   24         195
           Leasehold improvement                                                       22         186
           Plant, machinery and equipment                                           1,295      10,725
                                                                                 --------   ---------

                                                                                    1,341      11,106
                                                                                 --------   ---------

         Property, machinery and equipment, net                                  $  1,584      13,113
                                                                                 ========   =========


7.       Leased property, machinery and equipment, net

                  The Company has a lease agreement with an unaffiliated third party for the lease of land and buildings in which the Company's main operating facilities are located. The term of the lease is 25 years, beginning January 1, 2000, with annual rent of RMB1,000 for the first five years and escalating at 1% each year thereafter.

                  In addition, the Company has a capital lease with another unaffiliated third party for the lease of production and transportation equipment. The term of the lease is 20 years beginning January 1, 2000, with annual rent of approximately RMB564. Effective January 1, 2001, the annual rent was revised to approximately RMB348. Accordingly, plant machinery and equipment, and capital lease obligation were both reduced by RMB 2,250.

                  Both of the above leases are classified as capital leases.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


7.       Leased property, machinery and equipment, net (continued)

                  At December 31, 2001, property, machinery and equipment under capital leases consist of:

                                                                 US Dollars      RMB
                                                                 ----------      ---
         Cost:
            Buildings                                           $    1,322      10,948
            Plant, machinery and equipment                             395       3,271
                                                                ----------   ---------

                                                                     1,717      14,219
         Accumulated amortization                                      125       1,040
                                                                ----------   ---------

         Leased property, machinery and equipment, net          $    1,592      13,179
                                                                ==========   =========

                  At December 31, 2001, future minimum payments under capital leases together with the present value of the net minimum lease payments are as follows:

                                                                 RMB
                                                                 ---

                    2002                                        1,348
                    2003                                        1,348
                    2004                                        1,348
                    2005                                        1,358
                    2006                                        1,368
                    Thereafter                                 24,733
                                                            ---------

                    Total minimum lease payments               31,503
                    Less: Amount representing interest       (17,551)
                                                            ---------
                                                            $  13,952

8.       Investments

                  At December 31, 2001, investments consist of:

                                                                                 US Dollars     RMB
                                                                                 ----------     ---
         Investment in Orient Prestress Company Limited                          $     450      3,730
         Valuation allowance                                                          (225)    (1,865)
                                                                                 ---------   --------

                                                                                 $     225      1,865
                                                                                 =========   ========

                  The JV holds a 21.7% interest in Orient Prestress Company Limited ("Orient Prestress"), which was incorporated in the PRC. The Company has not adopted the equity method of accounting for Orient Prestress in the consolidated financial statements as the Company is not in a position to exercise any significant influence on the day-to-day management and operation of Orient Prestress.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


8.       Investments (continued)

                  In March 2002, management determined that the value of the investment in Orient Prestress had declined as a result of significant accumulated losses through December 31, 2001. Management has estimated that the fair value of this investment is approximately 50% of the original cost and therefore recorded a valuation allowance of RMB 1,865.

                  The Company also has a 50% equity investment in OVM Prestress Co. Pte. Ltd ("OVM Singapore"), a company incorporated in the Republic of Singapore and principally engaged in the provision of prestressing and related engineering services.

                  In March 2002, as a result of OVM Singapore's accumulated deficits and working capital deficit at December 31, 2001, management decided to sell this investment to the other 50% investor for a nominal amount. Accordingly the carrying amount of the investment has been reduced to zero at December 31, 2001 and the Company has recorded a loss on disposal of RMB2,166 relating to the planned disposal. The Company has also included in selling and administrative expenses RMB756 relating to the write off of the Company's receivable from OVM Singapore.

                  Summarized unaudited financial information of OVM Singapore as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                                       2001                  2000
                                                            US Dollars         RMB            RMB
                                                            ----------         ---            ---
                  Current assets                            $     82            675          5,078
                  Non-current assets                        $    155          1,279          2,027
                  Total liabilities, all current            $    271          2,243          1,359
                  Net Sales                                 $    479          3,966          4,575
                  Gross (loss) profit                       $   (508)        (4,211)         1,099
                  Net (loss) income                         $   (702)        (5,811)            63


9.    Deferred assets
                                                    US Dollars       RMB
                                                    ----------       ---

         Housing loans (a)                         $      14           117
         Retirement costs (b)                            182         1,507
                                                   ---------   -----------

                                                   $     196         1,624
                                                   =========   ===========

         (a) This represents employment incentives comprising housing loans made to two senior management staff members of the JV for the purchase of residential properties. The loans are collateralized by the properties and are interest free. The loans are being amortized as compensation expense over the period of service required of 5 to 10 years. Amortization for the years ended December 31, 2001 and 2000 was RMB213 and RMB152, respectively.

         (b) This represents the cost of a retirement plans entered into by the JV during 1998 for its staff and is being amortized over 20 years. Amortization for the years ended December 31, 2001 and 2000 was RMB94 and RMB101, respectively.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


10.      Staff housing loans

                  At December 31, 2001 staff housing loans of RMB675 consist of housing loans advanced to the staff of the JV for the purchase of residential properties. The loans are collateralized by the properties purchased, bear interest at approximately 0.3% per annum and are repayable over periods of 3 to 15 years. During the year ended December 31, 2001 loans of RMB57 were made and RMB192 was repaid.

11.      Notes payable

                  At December 31, 2001, notes payable consists of amounts payable to various banks in the PRC. Notes of RMB7,600 are collateralized by plant and machinery. Additional notes of RMB5,000 are guaranteed by third parties and guarantee fees of RMB48 were paid to the third parties during the year ended December 31, 2001. All notes are due within one year of the balance sheet date except one note for RMB2,000 which is due in 2003. This note is secured by land use rights owned by a third party. Interest at a weighted average rate of 7.0% per annum was incurred during 2001 (2000: 7.5%).

12.      Other debts

                  At December 31, 2001, other debt consists of loans from the Technical Department of the Liuzhou City Government for the purpose of carrying out research and development projects. The loans are unsecured, non-interest bearing, are guaranteed by a subsidiary of the JV Partner and are repayable in 2002. At December 31, 2001, repayment of an additional RMB120 is contingent upon whether the Company successfully completes certain remaining projects.

                  During the year ended December 31, 2001, as a result of the successful completion of a research and development project, a loan for RMB60 was applied against research and development expenses.

13.      Common stock and additional paid-in capital

                  The Company had issued 4,000,000 stock purchase warrants for the purchase of the Company's common stock at an exercise price of US$3.00 per warrant through December 23, 2001. An aggregate of 4,000,000 shares of common stock had been reserved for issuance upon exercise of the stock purchase warrants. All stock purchase warrants expired in December 2001.

                  The Company has a stock option plan (the "Plan") that allows the Company to grant stock options to officers, directors, key employees, consultants and affiliates of the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance upon exercise of stock options granted under the Plan. Pursuant to the Plan, the exercise price must be at least equal to the fair market value of the shares of common stock at the date of grant. At December 31, 2001, no stock options have been granted under the Plan.

                  In 2001, 20,000 shares of common stock were issued in exchange for consulting services and compensation expense of RMB104, equal to the market value of the stock at the date of issuance, is included in selling and administrative expense.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


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

                  Pursuant to an approval issued by the State Tax Bureau of the Liuzhou City dated July 22, 1996, the income of the JV is fully exempt from Chinese national income tax for three years commencing from the first profitable year of operations followed by a 50% exemption for the next four years, after which the income is taxable at the full rate of 30% exclusive of local income tax of 3%. The JV is also exempt from the local income tax rate throughout the term of the joint venture. However, the National Tax Bureau revoked the preferential rate approval in 2000 and the income of the JV is only fully exempted from Chinese national income tax for two years commencing from its first profitable year of operation (1995) followed by a 50% exemption for the next three years, after which the income is taxable at the full rate of 30% exclusive of the local income tax of 3%. Accordingly, the Company made an additional provision of RMB4,476 in 2000 for additional income taxes for 1997. The Company's share in the JV's tax savings resulting from the tax holiday for the year ended December 31, 1999 amounted to RMB87 (RMB0.01 per share).

                  OVM Prestress was formed in 1998 and is subject to business tax of 3% on sales and national and local income tax of 33%.

                  During the year ended December 31, 2001, the PRC Government introduced the Western Exploitation income tax incentive for certain enterprises invested in the Western Provinces of the PRC. Both the JV and OVM Prestress are entitled to this incentive. Accordingly, income tax provisions for the year ended December 31, 2001 are calculated based on a preferential tax rate of 15%.

                  A reconciliation of the effective income tax rates with the statutory income tax rate in the PRC is as follows:

                                                                                    2001        2000
                                                                                    ----        ----
                                                                                     RMB         RMB
                  Statutory income tax                                                33%         33%

                  Computed expected tax expense
                  Impact of Western Exploitation incentive                        (1,933)          -
                  Impact of revoked preferential tax (tax holiday)
                     of the JV                                                         -       4,476
                  Item which gives rise to no tax benefit:
                     Net loss of the Company and HDL                                 931         757
                  PRC permanent differences, primarily related
                     to losses on investments                                      1,951           -
                  Effect of change in valuation allowance                            924
                  Other                                                              402         958
                                                                                --------     -------

                  Taxation charges for the year                                    2,275        6,191
                                                                                ========      =======

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


14.      Income taxes (continued)

                  At December 31, 2001, the Company's deferred tax assets and liabilities are as follows:

                                                       US Dollars         RMB
                                                       ----------         ---

                  Plant, machinery and equipment        $     (7)         (60)
                  Accrued expenses                            57          476
                  Allowance for bad debts                     22          186
                  Allowance for obsolete inventory            39          322
                                                        --------     --------
                                                             111          924
                  Valuation allowance                       (111)        (924)
                                                        --------     --------
                  Net deferred tax assets               $      -            -
                                                        ========     ========

                  A valuation allowance has been provided to reduce the deferred tax assets to zero, as realization is not assured.

                  The Company's share in the undistributed earnings of the Company's foreign subsidiaries amounted to RMB29,831 and RMB25,386 at December 31, 2001 and 2000 respectively. Because those earnings are considered to be indefinitely invested, no provision for United States corporate income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. corporate income taxes. Unrecognized deferred U.S. corporate income tax in respect of these undistributed earnings, less the Company's expenses available for deduction for tax purposes, as at December 31, 2001 and 2000 was RMB6,094 and RMB5,602 respectively.

15.      Foreign currency exchange

                  The Renminbi ("RMB") is not freely convertible into foreign currencies.

                  A single rate of exchange is quoted daily by the People's Bank of China. Enterprises operating in the PRC can enter into exchange transactions through the People's Bank of China or other authorized institutions. Payments for imported materials are subject to the availability of foreign currency, which is dependent on the foreign currency denominated earnings of the enterprises, or must be arranged through the authorized institutions. Approval for exchange at the authorized institutions is granted to enterprises in the PRC for valid reasons such as purchases of imported materials and remittance of earnings. While conversion of RMB into United States dollars or other foreign currencies can generally be effected at the authorized institutions, there is no guarantee that it can be effected at all times. At December 31, 2001 and 2000, RMB2,447 and RMB5,574, respectively, of shareholders' equity is subject to exchange conversion restrictions.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

16.      Retirement plans

                  As stipulated by PRC government regulations, the JV is required to make pension contributions of 20% of basic salaries to PRC insurance companies which are organized by the PRC government. The PRC insurance companies are responsible for the payment of pension benefits to retired staff. Contributions made by the JV during the years ended December 31, 2001 and 2000 amounted to RMB1,205 and RMB756 respectively.

                  The JV also operates two additional retirement plans for its staff. Under one of the plans, the JV contributes 5% of basic salaries. On retirement, the staff members are entitled to a lump sum payment of the balance in their accounts. Costs incurred by the JV for this plan during the year ended December 31, 2000 amounted to RMB21. No contribution was made after March 2000.

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

                  At January 1, 2001, the Company had amounts due from the JV partner of RMB5,799 (net of allowance for uncollectible amounts of RMB21,623). The amounts owed to Liuzhou HVM are the subject of arbitration under a proceeding being administered by the local PRC government. Based on a preliminary arbitration report, Liuzhou HVM owes a net amount of RMB649 to the JV partner. Accordingly, management has written off the remaining RMB5,799 and has recorded a liability of RMB649 per the preliminary arbitration report. In addition, included in nets assets held for disposition is RMB4,825 representing amounts owed by OVM Prestress to the JV Partner, primarily as a result of the following transactions:

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


17.        Related party transactions and balances (continued)

                  Significant transactions with the JV partner during 2001 are summarized below:

                                                                2001            2000
                                              US Dollars         RMB             RMB
                                              ----------         ---             ---
Sales of raw materials                            --              --              10
Sales of finished goods                           --              --             905
Rental income from leasing of
   Plant and machinery                            --              --              64
Rental expenses for leasing of
  Land and buildings, plant and
  Machinery and motor vehicles                    --              --             285
Purchases of raw materials                       (39)           (320)             --
Interest expense                                  (4)            (35)             --
Purchases of finished goods                     (542)         (4,490)         (4,908)
Purchases of packing materials                    --              --             (92)
Intangible asset fee                              --              --            (512)
Accounts receivable transferred to JV
          Partner                                 54             450              --


                  In addition, the Company had transactions with affiliates of the JV Partner, as summarized below:

                                                                        2001             2000
                                                  US Dollars             RMB              RMB
                                                  ----------             ---              ---

      Rental income                                       --              --                1
      Rental expenses for leasing of
        Plant and machinery                               --              --             (24)
      Purchases of finished goods                         --              --             (42)


                  During the years ended December 31, 2001 and 2000, the Company made sales of RMBNil and RMB719, respectively to OVM Prestress.

                  At January 1, 2001, the Company was owed RMB11,709 by a director. During the year ended December 31, 2001, the Company made advances to the director of RMB5,196. RMB4,583 was repaid and RMB1,539 was offset against trademark fees payable, RMB1,274 was offset against directors' remuneration payable and RMB1,579 was paid by the director on behalf of the Company. At December 31, 2001, a balance of RMB7,300 is due from the director. This balance is unsecured and is non-interest bearing. RMB3,072 is expected to be repaid in 2002 and the balance of RMB4,228 in 2003.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


18.   Supplemental cash flow information

                                                                                   2001         2000
                                                                 US Dollars         RMB          RMB
                                                                 ----------         ---          ---
         Interest paid                                            $    294          2,432        2,364
                                                                  ========        =======       ======
         Income taxes paid                                        $    128          1,060        4,026
                                                                  =========       ========      =======

         Non-cash investing and financing activities:

                  Capital lease obligations of RMB16,469 were incurred during 2000. Inventories of approximately RMB15,035, prepayments, deposits and other receivables of approximately RMB731, fixed assets of approximately RMB9,435, deferred assets of approximately RMB2,365 and staff housing loans of approximately RMB2,034 were transferred to the JV Partner in 2000 in exchange for a receivable of approximately RMB29,600.

                  During the year ended December 31, 2001, the cost of leased property, machinery and equipment and capital leases obligation were each reduced by RMB2,250 as a result of the renegotiation of the Company's capital lease.

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

20.      Nature of operations and concentration of risk

                  The Company manufacturers and sells substantially all prestress products used in the construction of highways, bridges and buildings in the PRC. Accordingly, the credit risk arising from accounts receivable of the JV is concentrated with the PRC government which is usually the initiator of these large scale capital projects. During the years ended December 31, 2001 and 2000, the Company also had foreign sales (primarily in Japan and Vietnam) comprising approximately 15% and 17% of total sales, respectively.

                  One of the Company's customers accounted for 11% of the total sales of the Company in 2001. No customer accounted for more than 10% of sales in 2000.

                  Approximately 10% and 16% of the Company's purchases in 2001 and 2000, respectively, were from one supplier. Two other suppliers accounted for approximately 14% and 12% of purchases in 2001.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------

20.      Nature of operations and concentration of risk (continued)

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

                  Pursuant to the relevant laws and regulations of Sino-foreign joint venture enterprises, and the JV's articles of association, the JV is required to make appropriations to a general reserve fund, an enterprise development fund and an employee welfare and incentive fund, in which the percentage of annual appropriations are subject to the decision of the JV's board of directors. The appropriations to the employee welfare and incentive fund have been charged to the statements of income. The other appropriations, if any, are accounted for as reserve funds in the balance sheet and are not available for distribution as dividends to the joint venture partners of the JV. In accordance with a board resolution, no appropriations were made to the reserve funds by the JV for 2001 and 2000.

                  Net income of the JV and its subsidiaries reported under US GAAP differs from that reported under PRC Rules and Regulations. Profits available for distribution are based on financial statements prepared under PRC Rules and Regulations. At December 31, 2001 and 2000, the Company's share in the distributable profits of the JV and its subsidiaries were approximately RMB40,867 and RMB40,342, respectively.

--------------------------------------------------------------------------------

                      OVM INTERNATIONAL HOLDING CORPORATION
--------------------------------------------------------------------------------


22.   Operating lease commitments

                  At December 31, 2001, future minimum payments under operating leases for the leasing of land and buildings, plant and machinery and motor vehicles in Liuzhou including from the JV Partner were as follows:

                                                          RMB
                                                      ----------
                           2002                       $      377
                           2003                              338
                           2004                              274
                           2005                              256
                           2006                              256
                           Thereafter                        917
                                                       ---------

                                                      $    2,418
                                                       =========

                  Rent expense under operating leases was RMB442 and RMB761 for the years ended December 31, 2001 and 2000, respectively.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBERS                          DESCRIPTION
-------                          -----------

10.12             Memorandum of understanding dated March 7, 2002

21                Subsidiaries of the Registrant