Form 10QSB
period 2002-03-31
OVM INTERNATIONAL HOLDING CORP
filed 2002-06-17
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended March 31, 2002
                                      --------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,070,000 shares of common stock, $0.0001 par value, as of May 20, 2002.

Transitional Small Business Disclosure Format:       Yes  [ ]     No  [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                             (Amounts in thousands)

                                                                 March 31,          December 31,           March 31,
                                                                   2002                 2001                 2002
                                                                 --------             --------             --------
                                                                   RMB                   RMB                  US$
                                                    Notes      (Unaudited)              (Note)             (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                            3,387                7,286                  409
  Restricted cash                                                   1,755                1,754                  212
  Accounts receivable                                              53,929               51,021                6,513
  Inventories                                         2            18,267               18,291                2,206
  Prepayments, deposits and other receivables                       4,004                2,736                  484
  Due from related parties                                          3,072                3,072                  371
  Net assets held for disposition                                   5,621                5,621                  679
                                                                 --------             --------             --------
Total current assets                                               90,035               89,781               10,874

Restricted cash                                                       648                  556                   78
Property, machinery and equipment, net                3            12,662               13,113                1,529
Leased  property,  machinery and  equipment, net      4            13,029               13,179                1,574
Investments                                                         1,865                1,865                  225
Due from related party                                              3,757                4,229                  454
Other assets:
  Deferred asset                                                    1,592                1,624                  192
  Staff housing loans                                                 657                  675                   79
                                                                 --------             --------             --------
Total assets                                                      124,245              125,022               15,005
                                                                 ========             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                    12,600               12,600                1,522
  Other debt                                                          720                  720                   87
  Current portion of capital leases                                   194                  190                   23
  Accounts payable                                                 30,204               30,949                3,648
  Advance payments by customers                                     9,152                7,277                1,105
  Other payables and accrued liabilities                            9,189               12,000                1,110
  Taxes payable                                                     4,040                4,391                  488
  Due to related parties                                              566                  649                   68
                                                                 --------             --------             --------
Total current liabilities                                          66,665               68,776                8,051
Notes payable                                                       2,000                2,000                  242
Capital leases net of current portion                              13,711               13,762                1,656
                                                                 --------             --------             --------
Total liabilities                                                  82,376               84,538                9,949
                                                                 --------             --------             --------

Minority interests in consolidated subsidiaries                    17,719               17,122                2,140
                                                                 --------             --------             --------

Shareholders' equity:
   Common stock, 40,000,000 shares, par value of
    US$0.0001 authorized; 12,070,000 shares,
    issued and outstanding                                             10                   10                    1
Additional paid-in capital                                         30,899               30,899                3,732
Accumulated deficit                                                (7,129)              (7,892)                (861)
Accumulated comprehensive income                                      370                  345                   44
                                                                 --------             --------             --------
Total shareholders' equity                                         24,150               23,362                2,916
                                                                 --------             --------             --------

Total liabilities and shareholders' equity                        124,245              125,022               15,005
                                                                 ========             ========             ========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)


                                            Three Months Ended March 31,
                                      -----------------------------------------
                                         2002            2001           2002
                                      -----------    -----------    -----------
                                         RMB             RMB             US$

NET SALES                                  24,423         20,985          2,950

COST OF SALES                             (12,551)       (12,324)        (1,516)
                                      -----------    -----------    -----------
GROSS PROFIT                               11,872          8,661          1,434

SELLING AND ADMINISTRATIVE
  EXPENSES                                 (9,791)        (8,771)        (1,183)

INTEREST EXPENSES                            (596)          (624)           (72)

INTEREST INCOME                                 5             57              1

OTHER INCOME/(EXPENSES), NET                  206            (57)            25
                                      -----------    -----------    -----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                     1,696           (734)           205

INCOME TAXES                                 (336)           (38)           (41)
                                      -----------    -----------    -----------
                                            1,360           (772)           164

MINORITY INTERESTS                           (597)         2,329            (72)

EQUITY IN LOSS OF
  EQUITY INVESTEE                              --            (98)            --
                                      -----------    -----------    -----------
NET INCOME                                    763          1,459             92
                                      ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
  PER SHARE                                  0.06           0.12           0.01
                                      ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                 12,070,000     12,050,000     12,070,000
                                      ===========    ===========    ===========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPREHENSIVE INCOME (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (Amounts in thousands)

                                                                                       Accumulated
                                                          Additional                      other
                                            Common         paid-in      Accumulated    comprehensive
                                            stock          capital        deficit          income          Total
                                            ------         ------         ------           ------          ------
                                             RMB             RMB            RMB              RMB            RMB

Balance at January 1, 2002                      10         30,899         (7,892)            345         23,362

Comprehensive income:
  Net income for the period                     --             --            763              --            763
  Currency translation adjustments              --             --             --              25             25

                                            ------         ------         ------          ------         ------
Total comprehensive income                                                                                  788
                                                                                                         ------

Balance at March 31, 2002                       10         30,899         (7,129)            370         24,150
                                            ======         ======         ======          ======         ======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Amounts in thousands)


                                                                          Three months ended March 31,
                                                               -----------------------------------------------
                                                                 2002               2001                 2002
                                                               -------             -------             -------
                                                                  RMB                RMB                  US$
Net cash used in operating activities                           (3,700)             (6,019)               (447)
                                                               -------             -------             -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment                (152)               (673)                (18)
                                                               -------             -------             -------
Net cash used in investing activities                             (152)               (673)                (18)
                                                               -------             -------             -------

Cash flows from financing activities:
  Repayment of principal of capital leases                         (47)                (56)                 (6)
                                                               -------             -------             -------
Net cash used in financing activities                              (47)                (56)                 (6)
                                                               -------             -------             -------

Net decrease in cash and cash equivalents                       (3,899)             (6,748)               (471)
Cash and cash equivalents, at beginning of period                7,286              10,433                 880
                                                               -------             -------             -------
Cash and cash equivalents, at end of period                      3,387               3,685                 409
                                                               =======             =======             =======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at March 31, 2002. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES

                                                        March 31,   December 31,
                                                          2002         2001
                                                           RMB          RMB

         Raw materials                                     4,258        3,462
         Work in progress                                  3,983        4,342
         Finished goods                                   10,026       10,487
                                                          ------       ------
                                                          18,267       18,291
                                                          ======       ======

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                        March 31,   December 31,
                                                          2002         2001
                                                           RMB          RMB

         Cost:
           Buildings                                       1,729        1,729
           Leasehold improvement                           2,591        2,591
           Plant, machinery and equipment                 20,051       19,899
                                                          ------       ------
                                                          24,371       24,219
                                                          ------       ------
         Accumulated depreciation:
           Buildings                                         219          195
           Leasehold improvement                             212          186
           Plant, machinery and equipment                 11,278       10,725
                                                          ------       ------
                                                          11,709       11,106
                                                          ------       ------
         Property, machinery and equipment, net           12,662       13,113
                                                          ======       ======

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


4.       LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                        March 31,   December 31,
                                                          2002         2001
                                                           RMB          RMB

         Cost:
           Buildings                                      10,948       10,948
           Plant, machinery and equipment                  3,271        3,271
                                                          ------       ------
                                                          14,219       14,219
         Accumulated amortization                          1,190        1,040
                                                          ------       ------
         Leased property, machinery and equipment, net    13,029       13,179
                                                          ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         NET SALES AND GROSS PROFIT. Net sales for the three months ended March 31, 2002 increased by RMB3,438,000 (US$416,000) or 16.4% to RMB24,423,000
(US$2,950,000), compared to RMB20,985,000 (US$2,534,000) for the corresponding period in 2001. The increase was mainly attributable to an increase in sales volume in light of the improved infrastructure industry in the PRC, especially in Western China, and an increase in market acceptance of the Company's new anchorage products which were launched in 2001.

         Gross profit increased by RMB3,211,000 (US$388,000) or 37.1% to RMB11,872,000 (US$1,434,000) for the three months ended March 31, 2002 compared to RMB8,661,000 (US$1,046,000) in the corresponding period of the prior year. Gross profit margin increased from 41.3% in 2001 to 48.6% in 2002. The increase in gross profit margin was mainly attributable to the decrease in raw materials prices and improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended March 31, 2002 increased by RMB1,020,000 (US$124,000) or 11.6% to RMB9,791,000 (US$1,183,000), compared to RMB8,771,000
(US$1,059,000) for the corresponding period in 2001. The increase was mainly due to an increase in sales activities during the current period.

         INTEREST INCOME/(EXPENSES). Interest expense for the three months ended March 31, 2002 decreased by RMB28,000 (US$3,000) or 4.5% to RMB596,000
(US$72,000), compared to RMB624,000 (US$75,000) for the corresponding period of the prior year. The decrease was mainly attributable to a decrease in outstanding notes payable. Interest income for the three months ended March 31, 2002 decreased to RMB5,000 (US$1,000), compared to RMB57,000 (US$7,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in bank balances.

         OTHER EXPENSES, NET. Other expenses for the three months ended March 31, 2001 amounted to RMB57,000 (US$7,000), and mainly represented a loss on the disposal of machinery and equipment. Other income for the three months ended March 31, 2002 amounted to RMB206,000 (US$25,000), and mainly represented sub-lease income for land, buildings and other equipment, and the write off of creditors.

         INCOME TAXES. In 2001, the PRC Government introduced the Western Exploitation income tax incentive for certain enterprises invested in the Western Provinces of the PRC, and Liuzhou HVM is entitled to this incentive. Accordingly, income tax provisions for 2001 and 2002 are calculated based on a preferential tax rate of 15%. Liuzhou HVM is exempt from the 3% local income tax throughout the term of the joint venture. Income from the Company's investments in the British Virgin Islands is not subject to income taxes.

         MINORITY INTERESTS. Minority interests represent the 30% equity interest in Liuzhou HVM owned by the PRC joint venture partner, and the 30.7% equity interest in Liuzhou Prestress Construction Co. Ltd.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary liquidity needs are to fund inventories, accounts receivable and capital expenditures. The Company has financed its working capital requirements through a combination of internally generated cash and short term bank loans.

         The Company had a working capital surplus of RMB23,370,000 (US$2,823,000) as of March 31, 2002 compared to RMB21,005,000 (US$2,537,000) as of December 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was RMB3,700,000 (US$447,000) as compared to RMB6,019,000
(US$727,000) for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the three months ended March 31, 2002 were RMB152,000 (US$18,000).

         Prepayments, deposits and other receivables increased by 46%, and other payables and accrued liabilities decreased by 23%, from December 31, 2001 to March 31, 2002. The increase in prepayments, deposits and other receivables was mainly due to increased advances to suppliers in the first quarter of 2002. The decrease in other payables and accrued liabilities was mainly due to payment of bonuses to employees in the first quarter of 2002 which was accrued for in 2001. Apart from the above, there has been no significant change in financial condition and liquidity since the fiscal year ended December 31, 2001. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) During the three months ended March 31, 2002, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OVM INTERNATIONAL HOLDING CORP.





June 11, 2002                        By:/s/ Ching Lung Po
                                           ----------------------------------
                                        Ching Lung Po, President



                                     By:/s/ Deng Xiao Qiong
                                        --------------------------------------
                                        Deng Xiao Qiong, Chief Financial Officer