Form 10QSB
period 2002-06-30
OVM INTERNATIONAL HOLDING CORP
filed 2002-08-14
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2002
                                      -------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,070,000 shares of common stock, $0.0001 par value, as of August 12, 2002.

Transitional Small Business Disclosure Format:        Yes  [ ]     No   [X]

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                             (Amounts in thousands)

                                                              June 30,   December 31,       June 30,
                                                                 2002           2001           2002
                                                             --------       --------       --------
                                                                  RMB            RMB            US$
                                                 Notes    (Unaudited)          (Note)    (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                       3,906          7,286            472
  Restricted cash                                              1,944          1,754            234
  Accounts receivable                              2          59,030         51,021          7,129
  Inventories                                                 20,518         18,291          2,478
  Prepayments, deposits and other                              3,948          2,736            477
  receivables
  Due from related parties                                     3,072          3,072            371
  Net assets held for disposition                              5,621          5,621            679
                                                            --------       --------       --------
Total current assets                                          98,039         89,781         11,840

Restricted cash                                                  648            556             78
Property, machinery and equipment, net             3          12,222         13,113          1,476
Leased  property,  machinery and  equipment,       4          12,878         13,179          1,555
net
Investments                                                    1,865          1,865            225
Due from related party                                         3,755          4,229            454
Other assets:
  Deferred asset                                               1,564          1,624            189
  Staff housing loans                                            577            675             70
                                                            --------       --------       --------
Total assets                                                 131,548        125,022         15,887
                                                            ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                               17,550         12,600          2,120
  Other debt                                                     720            720             87
  Current portion of capital leases                              198            190             24
  Accounts payable                                            30,147         30,949          3,641
  Advance payments by customers                               10,169          7,277          1,228
  Other payables and accrued liabilities                      12,069         12,000          1,458
  Taxes payable                                                3,782          4,391            456
  Due to related parties                                         566            649             68
                                                            --------       --------       --------
Total current liabilities                                     75,201         68,776          9,082
Notes payable                                                     --          2,000             --
Capital leases net of current portion                         13,661         13,762          1,650
                                                            --------       --------       --------
Total liabilities                                             88,862         84,538         10,732
                                                            --------       --------       --------

Minority interests in consolidated subsidiaries               18,158         17,122          2,193
                                                            --------       --------       --------

Shareholders' equity:
  Common stock, 40,000,000 shares, par value of
    US$0.0001 authorized; 12,070,000 shares,
    issued and outstanding                                        10             10              1
Additional paid-in capital                                    30,899         30,899          3,732
Accumulated deficit                                           (6,756)        (7,892)          (816)
Accumulated comprehensive income                                 375            345             45
                                                            --------       --------       --------
Total shareholders' equity                                    24,528         23,362          2,962
                                                            --------       --------       --------

Total liabilities and shareholders' equity                   131,548        125,022         15,887
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

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                         Three Months Ended June 30,                     Six Months Ended June 30,
                                -------------------------------------------     -------------------------------------------
                                   2002             2001            2002            2002            2001            2002
                                -----------     -----------     -----------     -----------     -----------     -----------
                                   RMB              RMB              US$           RMB               RMB             US$
NET SALES                            32,409          27,378           3,914          56,832          48,363           6,864

COST OF SALES                       (17,672)        (15,007)         (2,134)        (30,223)        (27,331)         (3,650)
                                -----------     -----------     -----------     -----------     -----------     -----------
GROSS PROFIT                         14,737          12,371           1,780          26,609          21,032           3,214

SELLING AND ADMINISTRATIVE
  EXPENSES                          (12,570)        (11,030)         (1,518)        (22,361)        (19,801)         (2,701)

INTEREST EXPENSES                      (591)           (642)            (71)         (1,187)         (1,266)           (143)

INTEREST INCOME                           8               6               1              13              63               2

OTHER INCOME/(EXPENSES), NET             30             (10)              3             236             (67)             28
                                -----------     -----------     -----------     -----------     -----------     -----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                               1,614             695             195           3,310             (39)            400

INCOME TAXES                           (802)           (376)            (97)         (1,138)           (414)           (138)
                                -----------     -----------     -----------     -----------     -----------     -----------
                                        812             319              98           2,172            (453)            262

MINORITY INTERESTS                     (439)           (530)            (53)         (1,036)          1,799            (125)

EQUITY IN LOSS OF
  EQUITY INVESTEE                        --            (579)             --              --            (677)             --
                                -----------     -----------     -----------     -----------     -----------     -----------
NET INCOME/(LOSS)                       373            (790)             45           1,136             669             137
                                -----------     -----------     -----------     -----------     -----------     -----------
OTHER COMPREHENSIVE INCOME
  LOSS; fOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                 5              (2)              1              30              24               4
                                -----------     -----------     -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME (LOSS)             378            (792)             46           1,166             693             141
                                ===========     ===========     ===========     ===========     ===========     ===========

BASIC AND DILUTED EARNINGS
  PER SHARE                            0.03           (0.07)             --            0.09            0.06            0.01
                                ===========     ===========     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING           12,070,000      12,050,000      12,070,000      12,070,000      12,050,000      12,070,000
                                ===========     ===========     ===========     ===========     ===========     ===========

See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Amounts in thousands)

                                                           Six months ended June 30,
                                                        -------------------------------
                                                          2002       2001        2002
                                                        -------     -------     -------
                                                          RMB         RMB         US$

Net cash (used in)/provided by operating activities      (5,923)      2,589        (715)
                                                        -------     -------     -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment         (314)     (1,239)        (38)
                                                        -------     -------     -------
Net cash used in investing activities                      (314)     (1,239)        (38)
                                                        -------     -------     -------

Cash flows from financing activities:
  Increase in notes payable                              12,550         600       1,516
  Repayments of notes payable                            (9,600)       (850)     (1,160)
  Repayment of principal of capital leases                  (93)       (112)        (11)
                                                        -------     -------     -------
Net cash provided by/(used in) financing activities       2,857        (362)        345
                                                        -------     -------     -------

Net (decrease)/increase in cash and cash equivalents     (3,380)        988        (408)
Cash and cash equivalents, at beginning of period         7,286      10,433         880
                                                        -------     -------     -------
Cash and cash equivalents, at end of period               3,906      11,421         472
                                                        =======     =======     =======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at June 30, 2002. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES
                                                          June 30,  December 31,
                                                              2002          2001
                                                               RMB           RMB

         Raw materials                                       3,785         3,462
         Work in progress                                    4,958         4,342
         Finished goods                                     11,775        10,487
                                                        ----------    ----------
                                                            20,518        18,291
                                                            ======        ======

3.       PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                          June 30,  December 31,
                                                              2002          2001
                                                               RMB           RMB

         Cost:
           Buildings                                         1,729         1,729
           Leasehold improvement                             2,591         2,591
           Plant, machinery and equipment                   20,213        19,899
                                                        ----------    ----------
                                                            24,533        24,219
                                                        ----------    ----------
         Accumulated depreciation:
           Buildings                                           267           195
           Leasehold improvement                               238           186
           Plant, machinery and equipment                   11,806        10,725
                                                        ----------    ----------
                                                            12,311        11,106
                                                        ----------    ----------
         Property, machinery and equipment, net             12,222        13,113
                                                        ==========    ==========

4.       LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                          June 30,  December 31,
                                                              2002          2001
                                                               RMB           RMB

         Cost:
           Buildings                                        10,948        10,948
           Plant, machinery and equipment                    3,271         3,271
                                                        ----------    ----------
                                                            14,219        14,219
         Accumulated amortization                            1,341         1,040
                                                        ----------    ----------
         Leased property, machinery and equipment, net      12,878        13,179
                                                        ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         NET SALES AND GROSS PROFIT. Net sales for the six months ended June 30, 2002 increased by RMB8,469,000 (US$1,023,000) or 17.5% to RMB56,832,000
(US$6,864,000), compared to RMB48,363,000 (US$5,841,000) for the corresponding period in 2001. The increase was mainly attributable to an increase in sales volume in light of the improved infrastructure industry in the PRC, especially in Western China, and an increase in market acceptance of the Company's new anchorage products which were launched in 2001.

         Gross profit increased by RMB5,577,000 (US$674,000) or 26.5% to RMB26,609,000 (US$3,214,000) for the six months ended June 30, 2002 compared to RMB21,032,000 (US$2,540,000) in the corresponding period of the prior year. Gross profit margin increased from 43.5% in 2001 to 46.8% in 2002. The increase in gross profit margin was mainly attributable to the decrease in raw materials prices and improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the six months ended June, 2002 increased by RMB2,560,000 (US$309,000) or 12.9% to RMB22,361,000 (US$2,701,000), compared to RMB19,801,000
(US$2,391,000) for the corresponding period in 2001. The increase was mainly due to an increase in allowance made on accounts receivable to RMB3,000,000 (US$362,000) for the six months ended June 30, 2002 compared to RMB1,800,000 (US$217,000) for the six months ended June 30, 2001, and the increase in sales activities during the current period.

         INTEREST INCOME/(EXPENSES). Interest expense for the six months ended June 30, 2002 decreased by RMB79,000 (US$10,000) or 6.2% to RMB1,187,000
(US$143,000), compared to RMB1,266,000 (US$153,000) for the corresponding period of the prior year. The decrease was mainly attributable to a decrease in weighted average interest rates from 7.3% in 2001 to 6.9% in 2002. Interest income for the six months ended June 30, 2002 decreased to RMB13,000 (US$2,000), compared to RMB63,000 (US$7,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in bank balances and interest rates.

         OTHER EXPENSES, NET. Other expenses for the six months ended June 30, 2001 amounted to RMB67,000 (US$8,000), and mainly represented a loss on the disposal of machinery and equipment. Other income for the six months ended June 30, 2002 amounted to RMB236,000 (US$29,000), and mainly represented sub-lease income for land, buildings and other equipment, and the write off of creditors.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         NET SALES AND GROSS PROFIT. Net sales for the three months ended June 30, 2002 increased by RMB5,031,000 (US$608,000) or 18.4% to RMB32,409,000
(US$3,914,000), compared to RMB27,378,000 (US$3,307,000) for the corresponding period in 2001. The increase was mainly attributable to an increase in sales volume in light of the improved infrastructure industry in the PRC, especially in Western China, and an increase in market acceptance of the Company's new anchorage products which were launched in 2001.

         Gross profit increased by RMB2,366,000 (US$286,000) or 19.1% to RMB14,737,000 (US$1,780,000) for the three months ended June 30, 2002 compared to RMB12,371,000 (US$1,494,000) in the corresponding period of the prior year. Gross profit margin slightly increased from 45.2% in 2001 to 45.5% in 2002. Despite the decrease in raw materials prices and improved control over production cost, gross profit margin only increased slightly as the Company completed certain large infrastructure projects in the second quarter of 2001 at higher prices.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended June 30, 2002 increased by RMB1,540,000 (US$186,000) or 14.0% to RMB12,570,000 (US$1,518,000), compared to RMB11,030,000
(US$1,332,000) for the corresponding period in 2001. The increase was mainly due to an increase in allowance made on accounts receivable to RMB3,000,000 (US$362,000) for the three months ended June 30, 2002 compared to RMB1,200,000 (US$145,000) for the three months ended June 30, 2001, which was partly offset by a decrease in legal and professional expenses.

         INTEREST INCOME/(EXPENSES). Interest expense for the three months ended June 30, 2002 decreased by RMB51,000 (US$6,000) or 7.9% to RMB591,000
(US$71,000), compared to RMB642,000 (US$78,000) for the corresponding period of the prior year. The decrease was mainly attributable to a decrease in weighted average interest rates.

         OTHER EXPENSES, NET. Other income for the three months ended June 30, 2002 mainly represented sub-lease income for land, buildings and other equipment.

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

         The Company had a working capital surplus of RMB22,838,000 (US$2,758,000) as of June 30, 2002 compared to RMB21,005,000 (US$2,537,000) as of December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was RMB5,923,000 (US$715,000) as compared to net cash provided by operating activities of RMB2,589,000 (US$313,000) for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the six months ended June 30, 2002 were RMB314,000 (US$38,000).

         Accounts receivable increased by 16%, and advance payments by customers increased by 40% from December 31, 2001 to June 30, 2002. The increase in accounts receivables was mainly due to increased sales activities in the first half of 2002 and the delayed payments by customers. The Company made an additional allowance of RMB3 million (US$362,000) due to the increase in debtors aging in accordance with the Company's provision policy. The increase in advance payments by customers was mainly due to the increase in scheduled delivery in the next quarter. Apart from the above, there has been no significant change in financial condition and liquidity since the fiscal year ended December 31, 2001. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   99.1    Certification of Chief Financial Officer

      99.2    Certification of Chief Executive Officer

(b) During the three months ended June 30, 2002, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 OVM INTERNATIONAL HOLDING CORP.





August 12, 2002                  By:/s/ Ching Lung Po
                                       ----------------------------------
                                    Ching Lung Po, Chief Executive Officer



                                 By:/s/ Deng Xiao Qiong
                                    -----------------------------------
                                    Deng Xiao Qiong, Chief Financial Officer