Form 10QSB
period 2002-09-30
OVM INTERNATIONAL HOLDING CORP
filed 2002-11-14
CIK 1030916

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB



[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2002
                                      ------------------

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



                     7Room 2105, West Tower, Shun Tak Centre
                  200 Connaught Road C., Sheung Wan, Hong Kong
                     (Address of Principal Executive Office)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,070,000 shares of common stock, $0.0001 par value, as of November 14, 2002.

Transitional Small Business Disclosure Format:       Yes   [ ]    No  [X]

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (Amounts in thousands)

                                                             September 30,     December 31,     September 30,
                                                                      2002             2001              2002
                                                                  --------         --------          --------
                                                                       RMB              RMB               US$
                                                     Notes      (Unaudited)           (Note)       (Unaudited)
ASSETS
Current assets:
  Cash and bank balances                                             4,200            7,286              507
  Restricted cash                                                    1,519            1,754              183
  Accounts receivable                                   2           61,497           51,021            7,427
  Inventories                                                       19,785           18,291            2,389
  Prepayments, deposits and other receivables                        3,319            2,736              401
  Due from related parties                                           3,072            3,072              371
  Net assets held for disposition                                    5,621            5,621              679
                                                                  --------         --------         --------
Total current assets                                                99,013           89,781           11,957

Restricted cash                                                        355              556               43
Property, machinery and equipment, net                  3           12,394           13,113            1,497
Leased  property,  machinery and  equipment, net        4           12,728           13,179            1,537
Investments                                                          1,865            1,865              225
Due from related party                                               2,396            4,229              289
Other assets:
  Deferred asset                                                     1,536            1,624              186
  Staff housing loans                                                  548              675               65
                                                                  --------         --------         --------
Total assets                                                       130,835          125,022           15,799
                                                                  ========         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                     17,550           12,600            2,120
  Other debt                                                           720              720               87
  Current portion of capital leases                                    201              190               24
  Accounts payable                                                  28,207           30,949            3,407
  Advance payments by customers                                      8,017            7,277              968
  Other payables and accrued liabilities                            13,195           12,000            1,593
  Taxes payable                                                      3,766            4,391              456
  Due to related parties                                               580              649               68
                                                                  --------         --------         --------
Total current liabilities                                           72,236           68,776            8,723
Notes payable                                                           --            2,000               --
Other debt                                                             500               --               60
Capital leases net of current portion                               13,610           13,762            1,644
                                                                  --------         --------         --------
Total liabilities                                                   86,346           84,538           10,427
                                                                  --------         --------         --------

Minority interests in consolidated subsidiaries                     18,874           17,122            2,279
                                                                  --------         --------         --------
Shareholders' equity:
  Common stock, 40,000,000 shares, par
  value of US$0.0001 authorized; 12,070,000
  shares, issued and outstanding                                        10               10                1
Additional paid-in capital                                          30,899           30,899            3,732
Accumulated deficit                                                 (5,669)          (7,892)            (685)
Accumulated comprehensive income                                       375              345               45
                                                                  --------         --------         --------
Total shareholders' equity                                          25,615           23,362            3,093
                                                                  --------         --------         --------

Total liabilities and shareholders' equity                         130,835          125,022           15,799
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

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
                        COMPREHENSIVE INCOME (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
            (Amounts in thousands, except share and per share data)


                                      Three Months Ended September 30,                   Nine Months Ended September 30,
                                -------------------------------------------     -------------------------------------------
                                    2002           2001             2002            2002           2001             2002
                                -----------     -----------     -----------     -----------     -----------     -----------
                                    RMB            RMB               US$             RMB            RMB              US$
NET SALES                            29,353          30,531           3,545          86,185          78,894          10,409

COST OF SALES                       (16,067)        (18,246)         (1,940)        (46,290)        (45,577)         (5,591)
                                -----------     -----------     -----------     -----------     -----------     -----------
GROSS PROFIT                         13,286          12,285           1,605          39,895          33,317           4,818

SELLING AND ADMINISTRATIVE
  EXPENSES                          (10,818)        (11,159)         (1,307)        (33,179)        (30,960)         (4,007)

INTEREST EXPENSES                      (676)           (649)            (82)         (1,863)         (1,915)           (225)

INTEREST INCOME                          26              13               3              39              76               5

OTHER INCOME/(EXPENSES), NET            401              (2)             49             637             (69)             77
                                -----------     -----------     -----------     -----------     -----------     -----------
INCOME BEFORE INCOME
  TAXES                               2,219             488             268           5,529             449             668

INCOME TAXES                           (416)           (399)            (50)         (1,554)           (813)           (188)
                                -----------     -----------     -----------     -----------     -----------     -----------
                                      1,803              89             218           3,975            (364)            480

MINORITY INTERESTS                     (716)           (149)            (87)         (1,752)          1,650            (212)

EQUITY IN LOSS OF
  EQUITY INVESTEE                        --            (171)             --              --            (848)             --
                                -----------     -----------     -----------     -----------     -----------     -----------
NET INCOME/(LOSS)                     1,087            (231)            131           2,223             438             268
                                -----------     -----------     -----------     -----------     -----------     -----------

OTHER COMPREHENSIVE INCOME/
  (LOSS); FOREIGN CURRENCY
  TRANSLATION ADJUSTMENTS                --              (1)             --              30              23               4
                                -----------     -----------     -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME (LOSS)           1,087            (232)            131           2,253             461             272
                                ===========     ===========     ===========     ===========     ===========     ===========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE                     0.09           (0.02)           0.01            0.18            0.04            0.02
                                ===========     ===========     ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING           12,070,000      12,050,000      12,070,000      12,070,000      12,050,000      12,070,000
                                ===========     ===========     ===========     ===========     ===========     ===========


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Amounts in thousands)


                                                            Nine months ended September 30,
                                                         -----------------------------------
                                                           2002          2001         2002
                                                         -------       -------       -------
                                                           RMB           RMB           US$

Net cash used in operating activities                     (5,191)       (2,419)         (627)
                                                         -------       -------       -------

Cash flows from investing activities:
  Acquisition of property, machinery and equipment        (1,204)       (1,555)         (145)
                                                         -------       -------       -------
Net cash used in investing activities                     (1,204)       (1,555)         (145)
                                                         -------       -------       -------

Cash flows from financing activities:
  Increase in notes payable                               12,550         9,600         1,516
  Repayments of notes payable                             (9,600)      (11,000)       (1,160)
  Increase in other debts                                    500            --            60
  Repayment of principal of capital leases                  (141)         (168)          (17)
                                                         -------       -------       -------
Net cash provided by/(used in) financing activities        3,309        (1,568)          399
                                                         -------       -------       -------

Net decrease in cash and cash equivalents                 (3,086)       (5,542)         (373)
Cash and cash equivalents, at beginning of period          7,286        10,433           880
                                                         -------       -------       -------
Cash and cash equivalents, at end of period                4,200         4,891           507
                                                         =======       =======       =======


See notes to condensed consolidated financial statements.

                OVM INTERNATIONAL HOLDING CORP. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         For the convenience of the reader, amounts in Renminbi ("RMB") have been translated into United States dollars ("US$") at the rate of US$1.00 = RMB8.28 quoted by the People's Bank of China as at September 30, 2002. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate.

2.       INVENTORIES
                                                                     September 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         Raw materials                                                       3,896                3,462
         Work in progress                                                    4,706                4,342
         Finished goods                                                     11,183               10,487
                                                                            ------               ------
                                                                            19,785               18,291
                                                                            ======               ======
3. PROPERTY, MACHINERY AND EQUIPMENT, NET

                                                                     September 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         Cost:
           Buildings                                                         1,729                1,729
           Leasehold improvement                                             2,591                2,591
           Plant, machinery and equipment                                   21,103               19,899
                                                                            ------               ------
                                                                            25,423               24,219
                                                                            ------               ------
         Accumulated depreciation:
           Buildings                                                           304                  195
           Leasehold improvement                                               264                  186
           Plant, machinery and equipment                                   12,461               10,725
                                                                            ------               ------
                                                                            13,029               11,106
                                                                            ------               ------
         Property, machinery and equipment, net                             12,394               13,113
                                                                            ======               ======

4. LEASED PROPERTY, MACHINERY AND EQUIPMENT, NET
                                                                     September 30,         December 31,
                                                                              2002                 2001
                                                                               RMB                  RMB
         Cost:
           Buildings                                                        10,948               10,948
           Plant, machinery and equipment                                    3,271                3,271
                                                                            ------               ------
                                                                            14,219               14,219
         Accumulated amortization                                            1,491                1,040
                                                                            ------               ------
         Leased property, machinery and equipment, net                      12,728               13,179
                                                                            ======               ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         NET SALES AND GROSS PROFIT. Net sales for the nine months ended September 30, 2002 increased by RMB7,291,000 (US$881,000) or 9.2% to
RMB86,185,000 (US$10,409,000), compared to RMB78,894,000 (US$9,528,000) for the corresponding period in 2001. The increase was mainly attributable to an increase in sales volume in light of the improved infrastructure industry in the PRC, especially in Western China, and an increase in market acceptance of the Company's new anchorage products which were launched in 2001.

         Gross profit increased by RMB6,578,000 (US$794,000) or 19.7% to RMB39,895,000 (US$4,818,000) for the nine months ended September 30, 2002 compared to RMB33,317,000 (US$4,024,000) in the corresponding period of the prior year. Gross profit margin increased from 42.2% in 2001 to 46.3% in 2002. The increase in gross profit margin was mainly attributable to the decrease in raw materials prices and improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the nine months ended September 30, 2002 increased by RMB2,219,000 (US$268,000) or 7.2% to RMB33,179,000 (US$4,007,000), compared to RMB30,960,000
(US$3,739,000) for the corresponding period in 2001. The increase was mainly due to an increase in allowance made on accounts receivable to RMB3,000,000 (US$362,000) for the nine months ended September 30, 2002 compared to RMB2,800,000 (US$217,000) for the nine months ended September 30, 2001, and the increase in salaries and welfare expenses as approximately 20 employees were recruited throughout the current period, and the increase in sales activities.

         INTEREST INCOME/(EXPENSES). Interest expense for the nine months ended September 30, 2002 decreased by RMB52,000 (US$6,000) or 2.7% to RMB1,863,000
(US$225,000), compared to RMB1,915,000 (US$231,000) for the corresponding period of the prior year. The decrease was mainly attributable to a decrease in weighted average interest rates from 7.27% in 2001 to 6.77% in 2002, which was partly offset by the increase in notes payable during the current period. Interest income for the nine months ended September 30, 2002 decreased to RMB39,000 (US$5,000), compared to RMB76,000 (US$9,000) in the corresponding period of the prior year. The decrease was mainly due to the decrease in bank balances and interest rates.

         OTHER INCOME/(EXPENSES), NET. Other expenses for the nine months ended September 30, 2001 amounted to RMB69,000 (US$8,000), and mainly represented a loss on the disposal of machinery and equipment. Other income for the nine months ended September 30, 2002 amounted to RMB637,000 (US$77,000), and mainly represented sub-lease income for land, buildings and other equipment, recovery of bad debts previously written off and the write off of creditors.

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

THREE MONTHS ENDED SEPTMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SPETEMBER 30, 2001

         NET SALES AND GROSS PROFIT. Net sales for the three months ended September 30, 2002 decreased by RMB1,178,000 (US$142,000) or 3.8% to
RMB29,353,000 (US$3,545,000), compared to RMB30,531,000 (US$3,687,000) for the corresponding period in 2001. The Company recognizes revenue on certain of its PRC infrastructure construction projects upon receipt of formal certification from the relevant parties or authorities. The certification process for certain completed contracts amounting to approximately RMB3,000,000 (US$362,000) was delayed at September 30, 2002. Therefore, revenues for those contracts were not yet recorded at September 30, 2002.

         Gross profit increased by RMB1,001,000 (US$121,000) or 8.1% to RMB13,286,000 (US$1,605,000) for the three months ended September 30, 2002 compared to RMB12,285,000 (US$1,484,000) in the corresponding period of the prior year. Gross profit margin increased from 40.2% in 2001 to 45.3% in 2002. The increase in gross profit margin was mainly attributable to the decrease in raw materials prices and improved control over production cost.

         SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses for the three months ended September 30, 2002 decreased by RMB341,000 (US$41,000) or 3.1% to RMB10,818,000 (US$1,307,000), compared to RMB11,159,000
(US$1,348,000) for the corresponding period in 2001. The decrease was mainly due to an additional allowance made on accounts receivable to RMB1,000,000 (US$121,000) for the three months ended September 30, 2001 compared to nil for the three months ended September 30, 2002, which was partly offset by an increase in salaries and welfare expenses during 2002.

         INTEREST INCOME/(EXPENSES). Interest expense for the three months ended September 30, 2002 increased by RMB27,000 (US$4,000) or 4.2% to RMB676,000 (US$82,000), compared to RMB649,000 (US$78,000) for the corresponding period of the prior year. The increase was mainly attributable to an increase in average notes payable which was partly offset by the decrease in weighted average interest rates.

         OTHER EXPENSES, NET. Other income for the three months ended September 30, 2002 mainly represented sub-lease income for land, buildings and other equipment, and the recovery of bad debts previously written off.

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

         The Company had a working capital surplus of RMB26,777,000 (US$3,234
000) as of September 30, 2002 compared to RMB21,005,000 (US$2,537,000) as of
December 31, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was RMB5,191,000 (US$627,000) as compared to RMB2,419,000 (US$292,000) for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         The Company's additions to property, machinery and equipment for the nine months ended September 30, 2002 were RMB1,204,000 (US$145,000).

         Accounts receivable increased by 20% from December 31, 2001 to September 30, 2002. The increase in accounts receivable was mainly due to increased sales activities in 2002 and the delayed payments by customers. The Company made an additional allowance of RMB3 million (US$362,000) due to the increase in debtors aging in accordance with the Company's provision policy. Apart from the above, there has been no significant change in financial condition and liquidity since the fiscal year ended December 31, 2001. The Company believes that internally generated funds together with available bank credit, will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

         On November 14, 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         NONE

ITEM 2.  CHANGES IN SECURITIES:

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   99.1    Certification of Chief Executive Officer

      99.2    Certification of Chief Financial Officer

(b) During the three months ended September 30, 2002, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                OVM INTERNATIONAL HOLDING CORP.





November 14, 2002               By:/s/ Ching Lung Po
                                   -------------------------------------
                                   Ching Lung Po, Chief Executive Officer



                                By:/s/ Deng Xiao Qiong
                                   -------------------------------------
                                   Deng Xiao Qiong, Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
------------------------------------------------------------------------------
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Ching Lung Po, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OVM International Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Ching Lung Po
-----------------------
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT
------------------------------------------------------------------------------
OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
-----------------------------------------------------------------------------

I, Deng Xiao Qiong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OVM International Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Deng Xiao Qiong
-------------------------
Chief Financial Officer