Form 10-Q
period 2009-09-30
OVM INTERNATIONAL HOLDING CORP
filed 2010-03-31
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

PREMIER HOLDING CORP.

(Name of small business issuer specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 West Addisyn Court
Visalia, CA	93291
(Address of principal executive offices)	Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   T     No   £

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  £

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

As of September 30, 2009, the issuer had  1,003,383 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   £     No   T

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10, as amended, previously filed with the Commission.

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a development stage company)
BALANCE SHEET

ASSETS
	September 30,
	2009	December 31,
CURRENT ASSETS	(Unaudited)	2008

Cash	$ 20,772	$ 1
TOTAL CURRENT ASSETS	$ 20,772	$ 1

TOTAL ASSETS	$ 20,772	$ 1

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$ 66,832	$ 10,986
TOTAL CURRENT LIABILITIES	$ 66,832	$ 10,986

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value $.0001	100	100
Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings - Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(129,850)	(94,775)
	(46,060)	(10,985)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 20,772	$ 1

See accompanying accountants’ report and notes to financial statements

Premier Holding Corp. (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations

	Nine Months Ended September 30,		January 1, 2006 (inception) of Development Stage through
	2009	2008	September 30, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	9,126	--	103,912

Total operating expenses	9,126	--	103,912

Operating loss	(9,126)	--	(103,912)

Other income (expense)
Other income			980
Gain (loss) on sale of investments	(25,949)		(27,176)
Earnings on investments			258

Net loss	$ (35,075)	$ --	$ 129,850

Earnings per common share	$ (0.0351	$ (0.0000)

Weighted average shares outstanding	1,000,383	0.00000

See accompanying accountants’ report and notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows \For the nine months ended September 30, 2009 and 2008 (Unaudited)

			January 1, 2007
	For the nine months ended		(inception of development stage)
	September 30,		Through
	2009	2008	September 30, 2009

Cash flows from operating activities
Net income	$ (35,075)	$	$ (129,850)

Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Gain on sale of investments	25,949		27,176
Net cash provided by operating activities	(9,126)	--	(18,884)

Cash flows from investing activities
Purchase of investments	(50,194)		(179,414)
Proceeds from sale of investments	24,246		152,238

Net cash provided by financing activities	(25,948)	--	(27,176)
Cash flows from financing activities
Advances from related parties	55,845	--	66,832
Net increase for period	20,771	--	20,772

Cash, beginning of period	1	--	--

Cash, end of period	$ 20,772	$ --	$ 20,772

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statement of Stockholders' Equity (Unaudited)
				Retained	Deficit
				Earnings	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, December 31, 2006	301,750	30	$ 3,732,940	$ (3,732,970)	$ --	$ --
Common stock issued for general and administrative expenses	698,633	70	83,720	-	-	83,790

Net loss for the year ended
December 31, 2007	-	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,790)	(83,790)	--
Net loss for the year ended December 31, 2008	-	-	-	-	(10,985)	(10,985)

Net loss for the three months ended
March 31, 2009	--	--	--	--	(770)	(770)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the nine months ended
September 30, 2009	--	--	--	--	(35,075)	(35,075)

Balance, September 30, 2009	1,000,383	$ 100	$ 3,816,660	$ (3,732,970)	(129,850)	(46,060)

See accompanying notes to financial statements

PREMIER HOLDING CORPORATION

(formerly OVM International Holding Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

OVM International Holding Corporation (“the Company”) was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990.

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

After filing Form 10-QSB for the nine month period ended September 30, 2002 with the U.S. Securities and Exchange Commission, the Company made no further filings.  On November 1, 2006 the Company’s charter was revoked by the State of Nevada on November 1, 2006.  The Company no longer retained a Resident Agent in the State of Nevada and no longer had an active transfer agent for its shares.  The Company’s shares were listed on the Pink Sheets under the symbol “OVMI”.  The Company’s officers and directors ceased acting on behalf of the Company and abandoned their obligations to the Company and its shareholders.  As a result, the Company was considered dormant since November 1, 2006.  On August 19, 2008 the Securities and Exchange Commission ordered a suspension of trading of shares of OVMI because of delinquent filings.  On August 25, 2008 the Company terminated registration under Section 12(g) of the Securities and Exchange Act of 1934.

On November 13, 2008 the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation, to authorize the issuance of 100,000,000 shares of common stock with a par value of $.0001, and to reverse its shares on a 1:40 basis.

Nature of Business

The Company has no products or services as of September 30, 2009.  . Its current plan of operations is to engage in the sale of caskets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies for Premier Holding Corporation (formerly OVM International Holding Corporation) (a development stage company) is presented to assist in the understanding of the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less.

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2009 or 2008.

Deferred Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting.  A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic concerning Income Taxes.   Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by the FASB ASC Topic concerning Income Taxes  to allow recognition of such an asset.

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

FASB ASC Topic 855, “Subsequent Events”. In May 2009, the FASB issued FASB ASC Topic 855, which establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth : (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

This FASB ASC Topic should be applied to the accounting and disclosure of subsequent events. This FASB ASC Topic does not apply to subsequent events or transactions that are within the scope of other applicable accounting standards that provide different guidance on the accounting treatment for subsequent events or transactions. This FASB ASC Topic was effective for interim and annual periods ending after June 15, 2009, which was June 30, 2009 for the Corporation. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements FASB ASC Topic 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. In April 2009, the FASB issued FASB ASC Topic 320 amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FASB ASC Topic does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FASB ASC Topic shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This FASB ASC Topic does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FASB ASC Topic requires comparative disclosures only for periods ending after initial adoption. The adoption of this Topic did not have a material impact on the Company’s financial statements and disclosures.

The Company is evaluating the impact that the following recently issued accounting pronouncements may have on its financial statements and disclosures.

FASB ASC Topic 860, “Accounting for Transfer of Financial Asset”., In June 2009, the FASB issued additional guidance under FASB ASC Topic 860, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (i) practices that have developed since the issuance of FASB ASC Topic 860, that are not consistent with the original intent and key requirements of that statement and (ii) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale.

Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB ASC Topic 820, “Fair Value measurement and Disclosures”, an Accounting Standard Update. In September 2009, the FASB issued this Update to amendments to Subtopic 82010, “Fair Value Measurements and Disclosures”. Overall, for the fair value measurement of investments in certain entities that calculates net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820.

The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in GAAP on investments in debt and equity securities in paragraph 320-10-50-lB. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria.

The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. to financial statements of on governmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments,” include cash and other current  liability.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009 and December 31, 2008.

Effective January 1, 2008, the Company adopted FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments. The provisions of FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments are applicable to all of the Company’s assets and liabilities that are measured and recorded at fair value. FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments establishes a new framework for measuring fair value and expands related disclosures.  FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants.  FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments establishes a fair value hierarchy that gives the highest priority to observable inputs and the lowest priority to unobservable inputs. The three levels of the fair value hierarchy defined are described below.

Level 1:   Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:   Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3:    Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.   The Company also maintains cash and money market funds in a brokerage account insured by the Securities Investor Protection Corporation (SIPC) which insures cash balances up to $100,000.

NOTE 3 – DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  In the interim, shareholders of the company have committed to meeting its minimal operating expenses.

NOTE 4 -- COMMITMENTS

Since January 1, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, , for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

On January 17, 2008 the Company borrowed $20,000 from the Company’s Chief Executive Officer Jack Gregory.  The note is payable on demand at a rate of 5.5% per annum.  The Company did not proceed with the intended investments and repaid the loan except for $980 which has been forgiven.

The Company’s Chief Executive Officer Jack Gregory has advanced $66,832 to the Company to open a bank account and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan  is due to be repaid upon receipt of funds from a stock offering or other fundraising.

NOTE 6 – COMMON STOCK

The Company’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value.  As of May 30, 2007 the Company had issued and outstanding 301,750 common stock shares.  On August 20, 2007  during a special meeting of the Compay’s Board of Directors the Chief Executive Officer and sole director of the Company presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors  with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks.

Since the Company had no cash or other assets at that date with which to reimburse the Chief Executive Officer the Board of Directors determined that the only feasible way for the Company to reimburse the Chief Executive Officer was to issue restricted common shares.

The Company issued 698,633 shares of restricted common stock to its Chief Executive Officer to reimburse $43,759 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150 for a total of $83,790.   Since the Company was insolvent and had no assets, and no market, the Board of Directors determined that the stock should be issued at a value of $.12 per share.

On November 13, 2008 the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to reverse its shares on a 1:40 basis.  The financial statements have been adjusted for all periods presented to reflect this split.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10 for the period ended December 31, 2008, as amended, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

Forward Looking Statements

This discussion and the accompanying financial statements (including the notes thereto) may contain “forward-looking statements” that relate to future events or our future financial performance, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements are based on the Company’s current expectations and beliefs concerning future developments and their potential effects on the Company. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” in Part II Item 1a. and those included elsewhere in this filing.  For a more detailed discussion of risks and uncertainties, see the Company’s public filings made with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements.

Plan of Operations

The issuer plans to exploit an opportunity it has with Ace Casket Company to order caskets in containers of 54 units each for below the normal wholesale cost of $685 per unit.  It will market the caskets to Indian reservations and to low income groups at a discounted retail price of $950 per unit.  Initial financing will be debt and equity financing by the issuer’s principals.  There is no written commitment for this financing; only oral indications.

We expect to hire additional clerical personnel as our operations grow, and commissioned salespersons on a an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be temporary rented storage space.  The storage space that the Company intends to use is in Porterville, California, measuring 10 by 20 feet at a present cost of $81 per month.  The company has not entered into a contract or agreement for this space as it presently has no caskets to store there.  We are still considered to be a development stage company, with no significant revenue.

During the next twelve months, we plan to satisfy our cash requirements by funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, be able to satisfy our cash requirements.

We will need a minimum of $50,000 to satisfy our cash requirements for the next twelve months.  The estimate of $50,000 for the next 12 months of operating includes the costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, transfer agent fees and one container of caskets. We will not be able to operate if it we do not obtain equity financing, subsequent private offerings, or contributions from our principals.  Management believes that, if subsequent private placements are successful, we will be able to generate revenue from sales within the next twenty four months.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this Registration Statement. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended September 30, 2009, included in this Form 10Q.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Stock Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2009.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2009, the Company had no revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors, which will be based on our geologic reports.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after September 30, 2007 but before December 15, 2008.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

Item 1A Risk Factors

We are subject to various risks which may materially harm our business, financial condition and results of operations. Any investor should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, if a market is ever established, the price of our common stock could decline and investors could lose all or part of their investment.

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We will need to raise funds to operate in accordance with our business plan.

We may not be able to obtain the funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our cash needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our sales and marketing program.

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders and to you.

Our management has no experience in the casket business, which may affect our ability to operate successfully.

Our management has no prior experience in the casket business.  This lack of experience may affect our ability to operate successfully and compete with our competitors.

There is currently no market for our common stock and one may never develop.

While we do intend to file a Form 211 through a market maker with FINRA to establish a quote for our common stock on the over-the-counter bulletin board, there is no assurance that the bulletin board or any other quotation medium will quote our common stock, or that a market will ever develop.

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

 There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Funding

The report of our independent accountants on our December 31, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Board of Directors Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our board of directors has significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by PREMIER HOLDING CORP. within the past three years and were not registered under the Securities Act:

The following securities were issued by Premier Holding Corp. within the past three years and were not registered under the Securities Act:

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $46,621 in exchange for expenses advanced and $37,169 for services rendered as the Chief Executive Officer of the company, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.  Jack Gregory is not an independent director.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

Reports on Form 8-K are as follows:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 24, 2010

/s/  Jack Gregory

     Jack Gregory

     Chief Executive Officer and Director