Form 10-K
period 2009-12-31
OVM INTERNATIONAL HOLDING CORP
filed 2010-03-31
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 000-53824

PREMIER HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4705 West Addisyn Court	93291
Visalia, California	Zip Code)

Registrant’s telephone number, including area code 559-732-8177

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

         None

       None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes       X     No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.           Yes       X     No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    Yes             No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

_____

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)             Yes       X     No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2009 was 1,000,383 shares.

PART I

Item 1.  BUSINESS

Business Development

The Company was incorporated in Nevada on October 18, 1971.  The Company’s fiscal year end is December 31.  The Company has never been in bankruptcy, receivership or any similar proceeding, but has been the subject of a custodianship proceeding in the Nevada state courts.

The company was organized under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990.  Thereafter, the Company engaged in reorganization and on several occasions sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, the Company changed its name to Intermark Development Corporation. On November 4, 1996, the Company acquired all of the capital stock of HVM Development Limited ("HDL"), formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation.  The Company was thereafter abandoned by management, who stripped the company of its operating subsidiary.

The Company stopped filing reports in November 2002, and, due to its abandonment by its management, lost its Nevada corporate charter in 2006 for failure to file an annual officer’s and director’s list with the Secretary of the State of Nevada.  On November 1, 2006, its corporate charter was revoked by the Nevada Secretary of State.  Subsequently on concurrently therewith, the resident agent of the Company in Nevada resigned for non-payment of fees.

On May 8, 2007, the Nevada Court entered a default judgment, appointing Jeffrey Volpe as custodian of the Company under NRS 78.347(2).  On May 9, 2007, the custodian appointed Jeffrey Volpe as the sole officer and director of the Company, and the Company’s Nevada charter was restored on May 9, 2007.  On May 18, 2007, Dr. Jack Gregory was appointed as Chief Executive Officer Jack Gregory and Director and Jasmine Gregory was appointed as Secretary/Treasurer and Director, and Jeffrey Volpe resigned as an officer and director.  There are no relationships between Dr. Gregory and Mr. Volpe.

On September 11, 2008, the company’s registration under the Securities and Exchange Act of 1934 was revoked pursuant to Section 12 (j) of the Act for failure to file periodic reports as required by Section 12(g) of the Act and trading of the company’s common stock on the pink sheets was suspended.  We are now seeking to re-register our stock under the Act in order to attempt to once again obtain a quotation of our common stock for the benefit of our shareholders and to expand our potential to finance our plan of operations by seeking a market for our common stock.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. The Company’s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions, and competitive factors, such as pricing and marketing efforts. These and other factors may cause expectations to differ.

Business

At the time the company’s registration under the Securities Exchange Act was revoked, the company had no business and was seeking an acquisition or merger candidate.  Since then, the company has developed a plan of operations to exploit an opportunity it has with Ace Casket Company to order caskets in containers of 54 units each for below the normal wholesale cost of $685 per unit.  It will market the caskets to Indian reservations and to low income groups at a discounted retail price of $950 per unit.  The prices are subject to change in the bulk sales prices offered to customers by Ace Casket Company.  We have not yet begun to purchase or market or sell caskets.

The Company intends to begin the purchase of caskets and initiate marketing efforts once the company’s registration statement has cleared comments with the SEC.  The necessary funding will initially be provided by the company’s Chief Executive Officer Jack Gregory.  There is no written commitment to provide this financing ; only oral indications from Dr. Gregory.

Industry

The average funeral in America cost $6,130 in 2001, not including cemetery and burial costs, and over 1/3 of this cost was the casket.  Wholesale prices on caskets run from under $300 to over $8000.  Most caskets in the United States are manufactured by the Batesville Casket Company and sold only directly to funeral homes, who mark up the casket price, which represents their major profit margin.

Every year since 1980, over 1,800,000 caskets have been sold in the United States by funeral homes.  Casket manufacturers have a long standing relationship with the funeral homes and will only sell to the homes; their established customers.

As a result of this pricing scheme, minorities and lower income families are the hardest hit.  A funeral to these families could represent up to half of their annual income.

In 1984, the Federal Trade Commission enacted “The Funeral Rule,” which prohibits funeral homes from requiring consumers to buy certain funeral goods or services as a condition for furnishing other funeral goods or services.  This rule requires funeral homes to accept delivery of caskets that the heirs buy from other sources.  This leaves as the missing link the source of inventory.

The company intends to exploit an introduction of the company to Ace Caskets from a funeral director in Las Vegas, Nevada, which has offered to allow us to buy bulk lots of caskets at current wholesale prices, which is presently approximately $350 per unit.   This differs from the current wholesale price per unit of $685.   We do not have a contract with the funeral director or Ace Caskets and our bulk price is subject to change.  The company plans to market these caskets to Indian reservations and low income groups at a discounted retail price of $950 per unit, thus creating a market for non funeral home casket sales to lower income groups.  The supplier of the caskets is Ace Caskets.  The funeral director will not be involved in our purchasers, and we will purchase directly from the manufacturer.

Marketing

The company plans to market its caskets through commissioned salespeople, who will earn commissions of $100 to $150 per unit.  The company’s goal is to become the AVON of the casket industry.

The company will take advantage of families who want to provide full funerals for their loved ones but who cannot afford to do so.  It will also provide payment programs, with down payments that cover the company’s costs and interest rates of approximately 1 ½% per month, which will provide an increase in net income to the company.

Employees

We currently employ two management level employees.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.   We have not yet obtained any commissioned salespeople.

The Company believes its relations with its employees are good.

Patents

The Company holds no patents and has no intellectual property.

Government Regulation

Government approval is not necessary for the Company’s business and government regulations have a negligible effect on its business.

Competition

The Company will compete in the casket industry with other small and large casket suppliers, including the largest casket manufacturer, The Batesville Casket Co., which supplies caskets direct to its funeral home customers.  All of our competitors have greater financial resources than the company, which has generated no revenue, and has limited assets and experience.

Item 1A.  RISK FACTORS

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

Item 2.  PROPERTIES

The Company’s properties are limited at the present time to its offices in Visalia, California.  The Company considers its existing facilities to be adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is not listed or quoted at the present time, and there is no present public market for the Company's common stock. The Company intends to have a sponsoring market maker file a Form 211 with FINRA for a quotation on the over-the-counter bulletin board. There can be no assurance that the Company’s securities will be quoted on the bulletin board or any other quotation medium.

Holders

As of December 31, 2009, there were 1,000,383 shares of common stock outstanding held by approximately  803 holders of record.

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting,  disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

1.

Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

2.

Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

3.

Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

4.

The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a  written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Unregistered Sales of Securities

The following securities were sold by the registrant during the past two fiscal years,  that were not registered under the Securities Act:

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

              OPERATIONS.

The company has focused since its inception on forming its corporate structure, developing its business plan and raising capital.  The company is a development stage company with a plan of operations as set forth below.

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

We expect to hire additional clerical personnel as our operations grow, and commissioned salespersons on an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be temporary rented storage space.  The storage space that the Company intends to use is in Porterville, California, measuring 10 by 20 feet at a present cost of $81 per month.  The company has not entered into a contract or agreement for this space as it presently has no caskets to store there.  We are still considered to be a development stage company, with no significant revenue.

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

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities and current portion of long term debt approximate fair value due to the short-term maturity of these instruments.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

              FINANCIAL DISCLOSURE

Since inception, there have been no changes of or

disagreements with our independent accountants.

Item 9A.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below.

Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 9A(T)  CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the company.

In order to satisfy its responsibilities, management has instituted a procedure, whereby financial statements are prepared by the Chief Financial Officer, reviewed by the Chief Executive Officer, distributed to the board of directors for review and comment, and given to its outside accountant (former Chief Financial Officer) to review, along with the company’s books and records for the periods covered in the financial statements.  The financial statements are then presented to the company’s independent accountant for an independent review prior to the filing and disclosure of any financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its system of controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Management had determined during the last fiscal year, that there were material weaknesses in its internal control over financial reporting procedures, and developed the current procedure to improve the internal procedures.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name	Age	Position
Jack Gregory	78	CEO, Director
Jasmine Gregory	70	Secretary, Director

Jack Gregory, M.D. - Dr. Gregory is the current Chief Executive Officer and Director of the company since May 18, 2007.  From March 2001 through December 2003, he was president and director of Jasmine’s Garden, Inc., a company that was engaged in the business of the sale of stationery, greeting cards, note cards and gift cards.   He is the former President and Director of Champion Financial Corporation, a company that was engaged in the importation of synthetic products from the former Soviet Union, from 1991 through 1993.  Dr. Gregory has been a sole medical practitioner since 1963. He served in the United States Army as Captain of the Army National Guard Medical Corps. from 1960 through 1966. Dr. Gregory graduated from the University of California at Los Angeles with a B.S. in 1953, received an M.S. in Microbiology from the University of Hawaii, 1955, a PhD. in Microbiology from the University of Pennsylvania in 1957, and an M.D. from the University of Southern California, Los Angeles, 1961.

Jasmine Gregory. Ms. Gregory is the current Secretary and Director of the company since.  From March 2001 through December 2003, she was Secretary and Director of Jasmine’s Garden, a publicly held company.  From 1960 through 1978, while raising her children, she was active in studying art, coordinating fashion shows, and designing evening wear. From 1979 through 1982, Ms. Gregory designed and manufactured a contemporary women’s dress line. From 1983 through 1997, Ms. Gregory competed in states and international photography competitions. Since 1998, she has been using computer graphics to generate true to life images of fruits and plants in her new greeting card collection. She holds an A.A. in fashion design from Los Angeles Trade Tech. College, and studied computer graphics at Porterville College.

-------------------

    *Jack Gregory and Jasmine Gregory are husband and wife.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Gregory, CEO	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Jasmine Gregory, Secretary	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has not  entered into employment contracts with its executive officers.  There are no outstanding equity awards or options to officers issued or outstanding.

The following table provides information concerning the compensation of the directors of the Company for the past fiscal year:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Gregory	$0	$0	$0	$0	$0	$0	$0
Jasmine Gregory	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of our shareholders.

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 1 time during the past fiscal year.

All incumbent directors attended 100% or more of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company does not have a standing audit committee, pursuant to  section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The entire one member board of directors serves the function of the audit committee.

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2008. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

The following table presents certain information regarding beneficial ownership of the Company’s Common stock as of December 31, 2009, by (I) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of Premier Holding Corp., (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291 Jasmine Gregory Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	698,250	69.8%

Ching Lung Po - 5% shareholder Room 1015, Bldg. M, Telford Garden, Kowloon Bay, Hong Kong, China	151,450	15.2%
Officers and Directors as a Group	698,250	69.8%%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                 INDEPENDENCE.

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

The Company’s Chief Executive Officer Jack Gregory has advanced $10,986 to the Company to open a bank account and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan  is due to be repaid upon receipt of funds from a stock offering or other fundraising.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not changed our independent accountants since inception.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

During the two most recent fiscal years, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountant, would have caused it to make reference to the subject matter of the disagreements in connection with the reports.

The Company does not have an audit committee.  The audit committee’s function is performed by the full board of directors.  The board of directors verified the following with respect to our independent accountants:

1

The accountant is and has been in good standing within the jurisdiction of its practice.

2

The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3

The accountant is capable of exercising objective and impartial judgment on all issues encompassed within its potential engagement, and that no member of the firm had any interest or relationship with any officer, director or principal shareholder.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements is approximately the sum of $4,000 which all related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

 No other fees were paid to the former accountant for any other services.

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Premier Holding Corporation

We  have  audited  the  accompanying   balance  sheets  of  Premier Holding Corporation (formerly OVM International Holding Corp.), (‘the Company”) (a development stage company),  as of December 31, 2009 and 2008 and the related statements of operations,  stockholders' equity  and cash flows for the years then  ended and the period  from January 1, 2007 (inception of development stage)  to  December  31,  2009.   These   financial   statements  are  the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audits.

We conducted  our audits in  accordance  with the  standards  of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits  to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits  provide a reasonable  basis for our opinion.

In our opinion,  based on our audits, such financial  statements  present fairly, in all material  respects,  the financial position of Premier Holding Corporation (formerly OVM International Holding Corp.) as of December 31, 2009 and 2008 and the results of its  operations and its cash flows for each of the years then ended and for the period from January 1, 2007 (inception of development stage  to December 31, 2009 in conformity  with  accounting  principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company  will  continue  as a  going  concern.  As  discussed  in  Note 3 to the financial  statements,  the Company  does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's  plans  regarding  those  matters also are described in Note 3. The financial  statements do not include any adjustments  that might result from the outcome of this uncertainty.

Gruber & Company, LLC

Gruber & Company, LLC

March 26, 2010

Lake Saint Louis, Missouri

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) BALANCE SHEET

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$ 19,478	$ 1
TOTAL CURRENT ASSETS	$ 19,478	$ 1
TOTAL ASSETS	$ 19,478	$ 1

LIABILITY AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Due to related parties	$ 70,693	$ 10,986
TOTAL CURRENT LIABILITIES	$ 70,693	$ 10,986

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value $.0001;	100	100

Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings – Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(135,005)	(94,775)
	(51,215)	(10,985)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$ 19,478	$ 1

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations For the years ended December 31, 2009 and 2008
			January 1, 2007
			(inception of
			development stage)
	For the year ended December 31		through
	2009	2008	December 31, 2009

Revenues, net	$ -	$ -	$ -

Operating expenses
General and administrative	12,987	10,996	107,733
Total operating expenses	12,987	10,996	107,733

Operating loss	(12,987)	(10,996)	(107,733)

Other income (expense)
Other income		980	980
Earnings on investments	171258	275
Gain (loss) on sale of investments	(27,260)	(1,227)	(28,487)

Net loss	$ (40,230)	$ (10,985)	$ (135,005)
Earnings per common share

Weighted average shares outstanding	1,000,383	1,000,383

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENTS OF CASH FLOWS For the years ended December 31, 2009 and 2008

	For the years ended December 31, 2009 2008		January 1, 2007 (inception of development state) through December 31, 2009

Cash flows from operating activities
Net income	$ -40,230	$ -10,985	$ -135,005
Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	27,260	1,227	28,487

Net cash provided by operating activities	-12,970	-9,758	-22,728
Cash flows from investing activities:
Purchase of investments	-97,247	-129,219	-226,466
Proceeds from sale of investments	69,987	127,992	197,979
Net cash provided by financing activities	-27,260	-1,227	-28,487
Cash flows from financing activities:
Advances from related parties	59,707	10,986	70,693
Net cash increase for period	19,477	1	19,478

Cash, beginning of the period	1	--	--

Cash, end of the period	19.478	1	19,478

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, December 31, 2006	301,750	$ 30	$ 3,732,940	$ (3,732,970)	$ --	$ --

August 20, 2007 – Common
Stock issued to reimburse the
Company’s Chief Executive
Officer for payments made by
him, and for services performed
(Note 6)	698,633	70	83,720	--	--	83,790

Net income for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net income for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net income for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION

(formerly OVM International Holding Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

Nature of Business

The Company has no products or services as of December 31, 2009.  Its current plan of operations is to engage in the sale of caskets.

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

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on December 31, 2009 or 2008.

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

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

In February 2010, FASB issued ASU 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its results of operations or financial position.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's  results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a Securities and Exchange Commission ("SEC") update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's results of operations or financial position.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 1, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations or financial position.

In April 2009, FASB issued Staff Position ("FSP") No. 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company's results of operations or financial position.

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's  results of operations or financial position.

In June 2008, FASB issued Staff Position—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 1, 2009 did not impact the Company's results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's  results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 1, 2009. The adoption of ASC 810 did not have an initial material impact on the Company’s results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have any effect on its results of operations or financial position.

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments,” include cash and other current  liability.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009 and  2008.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $46,621 worth in exchange for company expenses paid and $37,169 worth for services rendered, , for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

On January 17, 2008 the Company borrowed $20,000 from the Company’s Chief Executive Officer Jack Gregory.  The note is payable on demand at a rate of 5.5% per annum.  The Company did not proceed with the intended investments and repaid the loan except for $980 which has been forgiven.

The Company’s Chief Executive Officer Jack Gregory has advanced $70,693 to the Company to open a bank account,  and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan  is due to be repaid upon receipt of funds from a stock offering or other fundraising.

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

NOTE 7–	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 26, 2010, the date this Quarterly Report on Form 10-Q was ready for filing  with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

NOTE 8 – INCOME TAXES

At December 31, 2009

Deferred tax assets

Net operating loss carryforwards

$ 3,867,975

Gross deferred tax assets

$ 1,353,791

Less – Valuation allowance

  (1,353,791)

Net deferred tax assets

$               --

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER HOLDING CORP.

Registrant

Date: March 25, 2010

By /s/ Jack Gregory

          Jack Gregory

         CEO and Director