Form 10-K/A
period 2009-12-31
PREMIER HOLDING CORP.
filed 2010-04-06
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The Company’s Chief Executive Officer Jack Gregory has advanced $70,693 to the Company to open a bank account and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan  is due to be repaid upon receipt of funds from a stock offering or other fundraising.

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
			(inception of
			development stage)
	For the year ended December 31		through
	2009	2008	December 31, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	12,987	10,996	107,733
Total operating expenses	12,987	10,996	107,733

Operating loss	(12,987)	(10,996)	(107,733)

Other income (expense)
Other income		980	980
Earnings on investments	17	258	275
Gain (loss) on sale of investments	(27,260)	(1,227)	(28,487)

Net loss	$ (40,230)	$ (10,985)	$ (135,005)

Earnings per common share	$ (0.0402)	(0.0110)

Weighted average shares outstanding	1,000,383	1,000,383

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