Form 10-Q
period 2010-03-31
PREMIER HOLDING CORP.
filed 2010-05-11
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes       X         No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes    X      No

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

As of March 31, 2010, the issuer had  1,000,383 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes   ____     No   ____

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

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a development stage company)
BALANCE SHEET
(Unaudited)

ASSETS
	March 31,
	2010	December 31,
CURRENT ASSETS	(Unaudited)	2009

Cash	$ 17,059	$ 19,478
TOTAL CURRENT ASSETS	$ 17,059	$ 19,478

TOTAL ASSETS	$ 17,059	$ 19,478

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$ 74,036	$ 70,693
TOTAL CURRENT LIABILITIES	$ 74,036	$ 70,693

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value $.0001	100	100
Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings - Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(140,767)	(135,005)
	(56,977)	(51,215)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 17,059	$ 19,478

See accompanying notes to financial statements

Premier Holding Corp. (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations
For the three month periods ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,		January 1, 2006 (inception) of Development Stage through
	2010	2009	March 31, 2010

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	5,541	770	113,314

Total operating expenses	5,541	770	113,314

Operating loss	(5,541)	(770)	(113,314)

Other income (expense)
Other income	--	--	980
Gain (loss) on sale of investments	(222)	--	(28,709)
Earnings on investments	1	--	276

Net loss	$ (5,762)	$ (770)	$ 140,767

Earnings per common share	$ (0.0058)	$ (0.0007)

Weighted average shares outstanding	1,000,383	1,000,383

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows For the three months ended March 31, 2010 and 2009 (Unaudited)

			January 1, 2007
			(inception of
	For the three months ended		development stage)
	March 31,		through
	2010	2009	March 31, 2010

Cash flows from operating activities
Net income	$ (5,762)	$ (770)	$ (140,767)

Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Gain on sale of investments	--		28,487
Net cash provided by operating activities	(5,762)	(770)	(28,490)

Cash flows from investing activities
Purchase of investments	--		(226,466)
Proceeds from sale of investments	--		197,979

Net cash provided by financing activities	( --)	--	(28,487)
Cash flows from financing activities
Advances from related parties	3,343	770	74,036
Net increase for period	(2,419)	--	74,036

Cash, beginning of period	19,478	--	--

Cash, end of period	$ 17,059	$ --	$ 17,059

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statement of Stockholders' Equity (Unaudited)
				Retained	Deficit
				Earnings	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, December 31, 2006	301,750	30	$ 3,732,940	$ (3,732,970)	$ --	$ --
Common stock issued for
general and administrative
expenses	698,633	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	-	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,790)	(83,790)	--
Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	-	-	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Net loss for the three months
ended March 31, 2010		--	--	--	--	(5,762)

Balance, March 31, 2010	1,000,383	$ 100	$ 3,816,660	$ (3,732,970)	(140,767)	(56,977)

See accompanying notes to financial statements

PREMIER HOLDING CORPORATION

(formerly OVM International Holding Corporation)

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

The accompanying condensed financial statements of the Company (other than the December 31, 2009 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements included in its Form 10-K filed April 6, 2010 with the Securities and Exchange Commission.

 In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2010, and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in its Form 10-K.

Nature of Business

The Company has no products or services as of March 31, 2010.  . Its current plan of operations is to engage in the sale of caskets.

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

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on March 31, 2010, 2009.

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

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company's statements of income and financial condition:

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

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

FASB ASC Topic 105, “The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles”. In June 2009, the FASB issued FASB ASC Topic 105, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this FASB ASC Topic, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-SEC accounting literature not included in the Codification will become non-authoritative. This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after March 31, 2010.

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

Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date.  The adoption of the standard did not have an impact on the Company’s financial statements.

FASB ASC Topic 810, “Variables Interest Entities”. In June 2009, the FASB issued FASB ASC Topic 810, which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i)The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (ii)The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This FASB Topic requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both. This FASB ASC Topic shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of this standard did not have an impact on the Company’s financial statements.

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

The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. to financial statements of on governmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have an impact on the Company’s financial statements.

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with  “Disclosures about Fair Value of Financial Instruments,” include cash and other current  liability.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010 and December 31, 2009.

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

NOTE 4 – COMMITMENTS

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

The Company’s Chief Executive Officer Jack Gregory has advanced $74,036 to the Company to open a bank account and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan  is due to be repaid upon receipt of funds from a stock offering or other fundraising.

NOTE 6 – COMMON STOCK

The Company’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value.  As of May 30, 2007 the Company had issued and outstanding 301,750 common stock shares.  On August 20, 2007  during a special meeting of the Company’s Board of Directors the Chief Executive Officer and sole director of the Company presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors  with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10 for the period ended December 31, 2009, as amended, filed with the Securities and Exchange Commission.  Financial information for comparative periods has not been included as no significant operations have yet taken place and comparative information would not be useful.

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

We expect to hire additional clerical personnel as our operations grow, and commissioned sales persons on a an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be temporary rented storage space.  The Company will purchase caskets in containers with 54 caskets per container.  The caskets are shipped in firm cardboard enclosures.  Routinely, the enclosures are stacked on end standing side by side.  The storage space available to the Company in Porterville, California comes in 10 by 20 foot  increments at $81 per space.  The space  necessary for storing 54 caskets is minimal and the storage space chosen for the Company's initial shipment is adequate to handle 54 caskets.  At most, two increments of 10 by 20 feet may be needed which would cost $162 per month. More space if ever needed is available at the same location.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended March 31, 2010, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2010.

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

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2010, the Company had no revenue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets will be valued at fair value as determined in good faith by or under the direction of the Board of Directors, which will be based on our cost of goods reports.  Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s assets, general market conditions and supply and demand.

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, sufficient procedures over financial reporting existed which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4T: Controls and Procedures

This item is not applicable because this is not an annual report for a fiscal year ending on or after March 31, 2010 but before December 31, 2010.

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

If we need additional funds, we may seek to obtain them primarily through equity or debt financings. Such additional financing, if available on terms and schedules acceptable to us, if available at all, could result in dilution to our current stockholders.

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

 There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Funding

The report of our independent accountants on our December 31, 2009 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Date: May 11, 2010	PERMIER HOLDING CORP. BY: /s/ Jack Gregory Chief Executive Officer and Director