Form 10-Q/A
period 2009-09-30
PREMIER HOLDING CORP.
filed 2010-06-21
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a development stage company)
BALANCE SHEET

ASSETS
	September 30,
	2009	December 31,
CURRENT ASSETS	(Unaudited)	2008

Cash	$ 20,772	$ 1
TOTAL CURRENT ASSETS	$ 20,772	$ 1

TOTAL ASSETS	$ 20,772	$ 1

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$ 66,832	$ 10,986
TOTAL CURRENT LIABILITIES	$ 66,832	$ 10,986

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value $.0001	100	100
Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings - Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(129,850)	(94,775)
	(46,060)	(10,985)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 20,772	$ 1

See accompanying accountants’ report and notes to financial statements

Premier Holding Corp. (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations

	Nine Months Ended September 30,		May 18, 2007 (inception) of Development Stage through
	2009	2008	September 30, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	9,126	--	103,912

Total operating expenses	9,126	--	103,912

Operating loss	(9,126)	--	(103,912)

Other income (expense)
Other income			980
Gain (loss) on sale of investments	(25,949)		(27,176)
Earnings on investments			258

Net loss	$ (35,075)	$ --	$ 129,850

Earnings per common share	$ (0.0351	$ (0.0000)

Weighted average shares outstanding	1,000,383	0.00000

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows \For the nine months ended September 30, 2009 and 2008 (Unaudited)

			May 18, 2007
	For the nine months ended		(inception of development stage)
	September 30,		through
	2009	2008	September 30, 2009

Cash flows from operating activities
Net income	$ (35,075)	$	$ (129,850)

Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Gain on sale of investments	25,949		27,176
Net cash provided by operating activities	(9,126)	--	(18,884)

Cash flows from investing activities
Purchase of investments	(50,194)		(179,414)
Proceeds from sale of investments	24,246		152,238

Net cash provided by financing activities	(25,948)	--	(27,176)
Cash flows from financing activities
Advances from related parties	55,845	--	66,832
Net increase for period	20,771	--	20,772

Cash, beginning of period	1	--	--

Cash, end of period	$ 20,772	$ --	$ 20,772

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statement of Stockholders' Equity (Unaudited)
				Retained	Deficit
				Earnings	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, December 31, 2006	301,750	30	$ 3,732,940	$ (3,732,970)	$ --	$ --
Common stock issued for general and administrative expenses	698,633	70	83,720	-	-	83,790

Net loss for the year ended
December 31, 2007	-	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,790)	(83,790)	--
Net loss for the year ended December 31, 2008	--	--	--	--	(10,985)	(10,985)

Net loss for the three months ended
March 31, 2009	--	--	--	--	(770)	(770)

Balance, December 31, 2008	1,000,383	$ 100	$ 3,816,660	$ (3,732,970)	(94,775)	(10,985)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies for Premier Holding Corporation (formerly OVM International Holding Corporation) (a development stage company) is presented to assist in the under-standing of the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

This FASB ASC Topic identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Also, arranged these sources of GAAP in a hierarchy for users to apply accordingly. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. This FASB ASC Topic is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this topic did not have a material impact on the Company’s disclosure of the financial statements.

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

 The amendments in this Update apply to all reporting entities that hold an investment that is required or permitted to be measured or disclosed at fair value on a recurring or non recurring basis and, as of the reporting entity’s measurement date, if the investment meets certain criteria The amendments in this Update are effective for the interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. to financial statements of on governmental entities that are presented in conformity with GAAP. The disclosure amendments will apply only to nonpublic entities as defined in Section 740-10-20. For entities that are currently applying the standards for accounting for uncertainty in income taxes, the guidance and disclosure amendments are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

NOTE 4 – COMMITMENTS

Since May 18, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

The Company issued 698,633 shares of restricted common stock to its Chief Executive Officer to remiburse $43,759 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150 for a total of $83,790.   Since the Company was insolvent and had no assets, and no market, the Board of Directors determined that the stock should be issued at a value of $.12 per share.

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

Stock Based Compensation.

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

Estimates.

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

Income Taxes.

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

Earnings (Loss) Per Share.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, sufficient procedures over disclosure existed which management believes is effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Date: March 24, 2010	PREMIER HOLDING CORPORATION BY: JACK GREGORY /s/ Jack Gregory Jack Gregory Chief Executive Officer and Director

Date: March 24, 2010	BY: JASMINE GREGORY /s/ Jasmine Gregory Jasmine Gregory Chief Financial Officer and Director