Form 10-K/A
period 2009-12-31
PREMIER HOLDING CORP.
filed 2010-06-21
CIK 1030916

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

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.           Yes       X     No ****  Yes   T     No   £

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   X    Yes             No ***** Yes   T     No   £

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     X    Yes             No

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

Fair Value of Financial Instruments.

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

Item 9A(T).  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and /Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 20098. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives.

Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company has determined that its disclosure system of controls and procedures are effective  to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during its most recent fiscal year, the Company has determined that Jack and Jasmine Gregory have the duty to file reports and have not filed on a timely basis.  Both Jasmine and Jack Gregory have filed late initial reports on Form 3, and Form 4 for the fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics and is filing the same with the Securities and Exchange Commission.

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

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291	698,250	69.8%
Jasmine Gregory Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	698,250
Ching Lung Po - 5% shareholder Room 1015, Bldg. M, Telford Garden, Kowloon Bay, Hong Kong, China	151,450	15.2%
Officers and Directors as a Group	698,250	69.8%%

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

1.

The accountant is and has been in good standing within the jurisdiction of its practice.

2.

The accountant is a member in good standing of the Public Accountancy Oversight Board (PAOB).

3.

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

(b)

The following exhibits are filed as part of this Registration Statement:

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Premier Holding Corporation

We  have  audited  the  accompanying   balance  sheets  of  Premier Holding Corporation (formerly OVM International Holding Corp.), (‘the Company”) (a development stage company),  as of December 31, 2009 and 2008 and the related statements of operations,  stockholders' equity  and cash flows for the years then  ended and the period  from May 18, 2007 (inception of development stage)  to  December  31,  2009.   These   financial   statements  are  the responsibility of the Company's management.  Our responsibility is to express an opinion  on  these  financial  statements  based  on our  audits.

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

In our opinion,  based on our audits, such financial  statements  present fairly, in all material  respects,  the financial position of Premier Holding Corporation (formerly OVM International Holding Corp.) as of December 31, 2009 and 2008 and the results of its  operations and its cash flows for each of the years then ended and for the period from January 1, 2007May 18, 2007 (inception of development stage  to December 31, 2009 in conformity  with  accounting  principles generally accepted in the United States of America.

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

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations For the years ended December 31, 2009 and 2008
			May 18,, 2007
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

	For the years ended December 31, 2009 2008		May 18, 2007 (inception of development state) through December 31, 2009

Cash flows from operating activities
Net income	$ -40,230	$ -10,985	$ -135,005
Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	27,260	1,227	28,487

Net cash provided by operating activities	-12,970	-9,758	-22,728
Cash flows from investing activities:
Purchase of investments	-97,247	-129,219	-226,466
Proceeds from sale of investments	69,987	127,992	197,979
Net cash provided by financing activities	-27,260	-1,227	-28,487
Cash flows from financing activities:
Advances from related parties	59,707	10,986	70,693
Net cash increase for period	19,477	1	19,478

Cash, beginning of the period	1	--	--

Cash, end of the period	19.478	1	19,478

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, December 31, 2006	301,750	$ 30	$ 3,732,940	$ (3,732,970)	$ --	$ --

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

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard will apply to any acquisitions we complete on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is re-characterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 1, 2009. The adoption of ASC 810 did not have an initial material impact on the Company’s results of operations or financial position.

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

Date: May 25, 2010	Premier Holding Corp. Registrant By: Jack Gregory /s/ Jack Gregory Chief Executive Officer

Date: May 25, 2010	By: Jasmine Gregory /s/ Jasmine Gregory Chief Financial Officer

Date: May 25, 2010	By: Jack Gregory /s/ Jack Gregory Director

Date: May 25, 2010	By: Jasmine Gregory /s/ Jasmine Gregory Director