Form 10-Q/A
period 2010-03-31
PREMIER HOLDING CORP.
filed 2010-06-21
CIK 1030916

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
(Unaudited)

	Three Months Ended March 31,		May 18, 2007 (inception) of Development Stage through
	2010	2009	March 31, 2010

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	5,541	770	113,314

Total operating expenses	5,541	770	113,314

Operating loss	(5,541)	(770)	(113,314)

Other income (expense)
Other income	--	--	980
Gain (loss) on sale of investments	(222)	--	(28,709)
Earnings on investments	1	--	276

Net loss	$ (5,762)	$ (770)	$ 140,767

Earnings per common share	$ (0.0058)	$ (0.0007)

Weighted average shares outstanding	1,000,383	1,000,383

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows For the three months ended March 31, 2010 and 2009 (Unaudited)

			May 18, 2007
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