Form 10-Q/A
period 2009-09-30
PREMIER HOLDING CORP.
filed 2010-08-13
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

PREMIER HOLDING CORP.

(Name of small business issuer specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 West Addisyn Court
Visalia, CA	93291
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

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

As of September 30, 2009, the issuer had  1,000,383 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes    ☐     No  ☒

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

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a development stage company)
BALANCE SHEETS

ASSETS
	September 30,
	2009	December 31,
CURRENT ASSETS	(Unaudited)	2008

Cash	$ 20,772	$ 1
TOTAL CURRENT ASSETS	$ 20,772	$ 1

TOTAL ASSETS	$ 20,772	$ 1

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$ 66,832	$ 66,832
TOTAL CURRENT LIABILITIES	$ 66,832	$ 66,832

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value $.0001	100	100
Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings - Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(129,850)	(94,775)
	(46,060)	(10,985)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 20,772	$ 1

See accompanying accountants’ report and notes to financial statements

Premier Holding Corp. (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations

	Nine Months Ended September 30,		May 18, 2007 (inception) of Development Stage through
	2009	2008	September 30, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	9,126	--	103,912

Total operating expenses	9,126	--	103,912

Operating loss	(9,126)	--	(103,912)

Other income (expense)
Other income			980
Gain (loss) on sale of investments	(25,949)		(27,176)
Earnings on investments			258

Net loss	$ (35,075)	$ --	$ 129,850

Earnings per common share	$ (0.0351	$ (0.0000)

Weighted average shares outstanding	1,000,383	0.00000

See accompanying accountants’ report and notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows For the nine months ended September 30, 2009 and 2008 (Unaudited)

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

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statement of Changes in Stockholders' Equity (Unaudited)
				Retained	Deficit
				Earnings	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, December 31, 2006	301,750	30	$ 3,732,940	$ (3,732,970)	$ --	$ --
Common stock issued for general and administrative expenses	698,633	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,790)	(83,790)	--
Net loss for the year ended December 31, 2008	-	-	-	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q/A was filed with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

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

Plan of Operations

The issuer plans to exploit an opportunity it has with Ace Casket Company to order caskets in containers of 54 units each for below the normal wholesale cost of $685 per unit.  It will market the caskets to Indian reservations and to low income groups at a discounted retail price of $950 per unit.  Initial financing will be debt and equity financing by the issuer’s principals.  There are no firm commitments or concrete terms for future financing commitments from principals.  To date, such contributions have been made in exchange for equity or as no interest loans.  The terms of such financing will be agreed upon by the company and Dr. Gregory at the time of the financing and will have the full approval of the board of directors before being accepted by the company.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has not had adequate financial controls in place in the past, which has resulted in errors in its financial statements.  If this happens again, investors may not be in possession of up to date and accurate financial information.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is required to carry out evaluations, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures every quarter.   In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management is required to apply its reasonable judgment. Furthermore, management is required to consider certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting.  The Company’s management has concluded that, in the presentation of its financial statements in prior versions of this Form 10, due to material weaknesses in internal control over financial reporting, an antinquated description of the Company’s business was included in the notes to financial statements.  As a result of this observation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  If this new system is not effective, it may result in the dissemination of inaccurate information.

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

Reports on Form 8-K:

Reports on Form 8-K are as follows:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: August 2, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director