Form 10-K/A
period 2009-12-31
PREMIER HOLDING CORP.
filed 2010-08-13
CIK 1030916

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

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  £Yes     ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.  ☐ Yes   ☒  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark wither the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes  ☒    No ☐

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10K on March 31, 2010 (the "Original Report").  We are filing this Amendment No. 3 on Form 10K/A (this "Amendment") to reissue our financial statements for the years ended December 31, 2008 and 2009 and to revise and clarify and provide additional detail in our disclosures.

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

We have not yet begun to purchase or market or sell caskets.  The Company intends to begin the purchase of caskets and initiate marketing efforts once the company is able to seek a quotation of its securities on a quotation medium such as the over-the-counter bulletin board.  The company will seek the necessary initial funding from its principals, who have not yet committed, in writing or otherwise, to any terms of financing.  There are no firm commitments or concrete terms for future financing commitments from principals.  To date, such contributions have been made in exchange for equity or as no interest loans.  The terms of such financing will be agreed upon by the company and Dr. Gregory at the time of the financing and will have the full approval of the board of directors before being accepted by the company.

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

The company will take advantage of families who want to provide full funerals for their loved ones but who cannot afford to do so.  It will also provide payment programs, with down payments that cover the company’s costs and interest rates of approximately 1½% per month, which will provide an increase in net income to the company.

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

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management is required to apply its reasonable judgment. Furthermore, management is required to consider certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting.  The Company’s management has concluded that, in the presentation of its financial statements in prior versions of this Form 10, due to material weaknesses in internal control over financial reporting, an antiquated description of the Company’s business was included in the notes to financial statements.  As a result of this observation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  If this new system is not effective, it may result in the dissemination of inaccurate information.

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

Unregistered Sales of Securities

The following securities were sold by the registrant during the past two fiscal years,  that were not registered under the Securities Act:

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,759 in exchange for expenses advanced and $40,030 for services rendered as the Chief Executive Officer of the company, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.  Jack Gregory is not an independent director.

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

Item 9A(T)  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, the Company’s  disclosure controls and procedures were effective  to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure..

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name	Age	Position
Jack Gregory	79	CEO, Director
Jasmine Gregory	70	Secretary, Director

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

Jasmine Gregory - Ms. Gregory is the current Chief Financial Officer, Secretary and Director of the company since May 18, 2007.  From March 2001 through December 2003, she was Secretary and Director of Jasmine’s Garden, a publicly held company.  From 1960 through 1978, while raising her children, she was active in studying art, coordinating fashion shows, and designing evening wear. From 1979 through 1982, Ms. Gregory designed and manufactured a contemporary women’s dress line. From 1983 through 1997, Ms. Gregory competed in states and international photography competitions. Since 1998, she has been using computer graphics to generate true to life images of fruits and plants in her new greeting card collection. She holds an A.A. in fashion design from Los Angeles Trade Tech. College, and studied computer graphics at Porterville College.

-------------------

    *Jack Gregory and Jasmine Gregory are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during its most recent fiscal year, the Company has determined that Jack and Jasmine Gregory and Ching Lung Po have the duty to file reports and have not filed on a timely basis.  Both Jasmine and Jack Gregory have filed late initial reports on Form 3 for the fiscal year ended December 31, 2009.  Ching Lung Po has not filed an initial statement of ownership of beneficial securities on Form 3, pursuant to Section 16 of the Securities Exchange Act. In an attempt to contact Mr. Po, numerous letters have been sent by the company to Mr. Po, with return returns receipts but Mr. Po has never responded to the letters.

Code of Ethics

The Company has adopted a Code of Ethics and has filed it with the Securities and Exchange Commission.

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

*  Dr. Gregory has been reimbursed for expenses he personally incurred on behalf of the company in common stock.  He has also been paid the equivalent of $83,790 in common stock for executive officer services rendered to the company and capital expenses advanced.  The stock grant was valued at fair value by the board of directors, due to the lack of a market value.  There were no forfeitures during either fiscal year.  Dr. Gregory did not forgo any salary or bonus to receive stock compensation instead because there was no cash compensation agreed upon and no cash to pay compensation.  A stock grant was the only option available.  The stock grant was valued at the fair value of $0.12 per share as determined by the board of directors, due to a lack of quoted market value for the stock.  See Item 13: Certain Relationships and Related Transactions.

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

Item 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2009. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

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

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291 Jasmine Gregory Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	698,250	69.8%

Ching Lung Po - 5% shareholder Room 1015, Bldg. M, Telford Garden, Kowloon Bay, Hong Kong, China	151,450	15.2%

Officers and Directors as a Group	698,250	69.8%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                INDEPENDENCE

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, , for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.  Jack Gregory is not an independent director.  A fair valuation of stock granted of $0.12 per share was made by the board of directors, due to the lack of a quoted market value of the stock.

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

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

We changed our independent accountants on June 11, 2010.  Our independent accountant’s reports on the financial statements for the Registrant for the last two years of financial statements reported has not contained an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except for the fact that the accountant included an opinion that, due to the Registrant’s significant losses from operations and dependence on financing to continue its operations, there is doubt about the Registrant’s ability to continue as a going concern.

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

Item 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)

The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Financial Statements

 Balance Sheet

 Statement of Operations

 Statement of Stockholders’ Equity

 Statement of Cash Flows

 Notes to Financial Statements

(b)

The following exhibits are filed as part of this Registration Statement:

EX. NO.	DESCRIPTION	INCORPORATION BY REFERENCE

3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Registration Statement on Form 10/A filed January 29, 2010
3.2	Amendment to Articles of Incorporation	Filed as Exhibit 3.1a to Registration Statement on Form 10/A filed on January 29, 2010
3.3	Amendment to Articles of Incorporation	Filed as Exhibit 3.1b to Registration Statement on Form 10/A filed January 29, 2010
3.4	Bylaws	Filed as Exhibit 3.2 to Form 10/A filed June 2, 2010
14.1	Code of Ethics	Filed as Exhibit 14 to Current Report on Form 8K/A, filed August 11, 2010
23.1	Consent of Gruber & Company	Filed herewith
31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Accounting Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Accounting Officer	Filed herewith

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

In our opinion,  based on our audits, such financial  statements  present fairly, in all material  respects,  the financial position of Premier Holding Corporation (formerly OVM International Holding Corp.) as of December 31, 2009 and 2008 and the results of its  operations and its cash flows for each of the years then ended and for the period from May 18, 2007 (inception of development stage  to December 31, 2009 in conformity  with  accounting  principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

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

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations For the years ended December 31, 2009 and 2008
			May 18, 2007
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

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 26, 2010, the date this Annual Report on Form 10-K was ready for filing  with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

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

Date: August 13, 2010	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: August 13, 2010	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND Director

Date: August 13, 2010	PREMIER HOLDING CORP. Registrant BY: JASMINE GREGORY /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR