Form 10-Q
period 2010-06-30
PREMIER HOLDING CORP.
filed 2010-08-16
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

___	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of June 30, 2010, the issuer had  1,000,383 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes    ☐     No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10-K/A, as amended, previously filed with the Commission.

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS
Cash	$ 2,151	$ 19,478
Investments	8,503	--
TOTAL CURRENT ASSETS	10,654	19,478

TOTAL ASSETS	$ 10,654	$ 19,478

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$ 85,762	$ 70,693
TOTAL CURRENT LIABILITIES	85,762	70,693

SHAREHOLDERS' DEFICIT
Common Stock, 100,000,000 shares
authorized, 1,000,383 issued and	100	100
outstanding, par value $.0001
Additional Paid-in-Capital	3,816,660	3,816,660
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(158,898)	(135,005)
	(75,108)	(51,215)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 10,654	$ 19,478

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					May 18, 2007
					(inception of
	For the three months ended		For the six months ended		development stage)
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010

Revenues, net	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative	11,727	6,179	17,268	6,949	125,041
Total operating expenses	11,727	6,179	17,268	6,949	125,041

Operating loss	(11,727)	(6,179)	(17,268)	(6,949)	(125,041)

Interest & Dividend Income	-	-	578	-	1,558
Unrealized gain (loss) on investments	(6,404)	3,775	(7,203)	3,775	(6,928)
Gain (loss) on sale of investments	-	-	-	-	(28,487)

Net loss	$ (18,131)	$ (2,404)	$ (23,893)	$ (3,174)	$ (158,898)

Basic and diluted loss per common share	$ (0.02)	$ (0.00)	$ (0.02)	$ (0.00)

Weighted average shares
outstanding basic and diluted	1,000,383	1,000,383	1,000,383	1,000,383

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, December 31, 2006	301,750	$ 30	$ 3,732,940	$(3,732,970)	$ --	$ --

August 20, 2007 - Common
stock issued to reimburse the
Company's Chief Executive
Officer for payments made by
him, and for services
performed. (Note 6)	698,633	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)

Net loss for the six months ended
June 30, 2010 (unaudited)	--	--	--	--	(23,893)	(23,893)

Balance, June 30, 2010	1,000,383	$ 100	$3,816,660	$(3,732,970)	$ (158,898)	$ (75,108)
(unaudited)

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2007
			(inception of
	For the six months ended		development stage)
	June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities
Net loss	$ (23,893)	$ (3,174)	$ (158,898)
Adjustments to reconcile net loss
to cash provided by (used in) operations:
Common stock issued for services	--	--	83,790
Unrealized (gain)/loss on investments	7,203	(3,775)	35,690
Operating Activities:
Purchases of investments	(15,706)	--	(242,172)
Proceeds from sale of investments	--	3,775	197,979
Advances from related parties	15,069	52,167	85,762
Total Adjustments	6,566	52,167	161,049

Net cash provided by (used for) operating activities	(17,327)	48,993	2,151

Net cash increase (decrease) for the period	(17,327)	48,993	2,151

Cash, beginning of the period	19,478	1	--

Cash, end of the period	$ 2,151	$ 48,994	$ 2,151

Cash paid for interest	$ --	$ --	$ --

Cash paid for income taxes	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION

(Formerly OVM International Holding Corporation)

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

Nature of Business

The Company has no products or services as of June 30, 2010.  Its current plan of operations is to engage in the sale of caskets.

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

Development Stage Company

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception of the development stage to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

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

Prior Period Reclassification

Certain reclassifications to the financial statements have been made to prior period amounts to conform to the presentation of the current period.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. As of June 30, 2010 and December 31, 2009, the Company has $0 and $8,108 in cash equivalents, respectively.

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on June 30, 2010 and December 31, 2009.

Deferred and Provisional Income Tax

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

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was $83,790 through June 30, 2010.

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the services provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

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

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company’s results of operations or financial position.

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

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company’s results of operations or financial position.

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010 and December 31, 2009.  Investments are adjusted to fair market value at each reporting period.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2010 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investments in trading	$ 8,503	$ -	$ -	$ -
securities

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2009 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investments in trading	$ -	$ -	$ -	$ -
securities

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

NOTE 3 – GOING CONCERN

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,732,970 and $158,898 before and after entering development stage, respectively, and a working capital deficit of $75,108 as of June 30, 2010. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – COMMITMENTS

Since January 1, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,760 in exchange for company expenses paid and $40,030 for services rendered, for a total of $83,790 in stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

The Company’s Chief Executive Officer Jack Gregory has advanced $85,762 to the Company to open a bank account, and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan with no set maturity date.  The loan is due to be repaid upon receipt of funds from a stock offering or other fundraising.

NOTE 6 – INVESTMENTS

Investments in equity securities as of June 30, 2010 and December 31, 2009 are summarized below:

June 30, 2010:

    Cost

 Unrealized

Unrealized

  Fair

    Basis

                Gains

             Losses

           Value

Equity securities

$15,706

        --

  $7,203

$8,503

December 31, 2009:

    Cost

 Unrealized

Unrealized

  Fair

    Basis

                Gains

             Losses

            Value

Equity securities

     --

                    --

       --

               --

NOTE 7 – COMMON STOCK

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

The Company issued 698,633 shares of restricted common stock to its Chief Executive Officer to reimburse $43,760 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150, for a total of $83,790.   Since the Company was insolvent and had no assets, and no market, the Board of Directors determined that the stock should be issued at a value of $.12 per share.

On November 13, 2008 the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to effect a reverse stock split on a 1:40 basis.  The financial statements have been adjusted for all periods presented to reflect this split.

NOTE 8 – INCOME TAXES

         June 30, 2010

 December 31, 2009

Deferred tax assets

Net operating loss carry forwards

$3,891,868

      $ 3,867,975

Gross deferred tax assets

$1,362,154

      $ 1,353,791

Less – Valuation allowance

(1,362,154)

       (1,353,791)

Net deferred tax assets

$             --

      $               --

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.  The Company has evaluated its tax positions in accordance with the accounting standard requiring disclosure of uncertain tax positions.  The Company has no uncertain tax positions to disclose.

NOTE 9 –

SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and determined that no events require disclosure.

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10K for the period ended December 31, 2009, as amended, filed with the Securities and Exchange Commission.

Results of Operations

The quarter ended June 30, 2010, resulted in a net loss of ($18,131) as compared to the net loss during the quarter ended June 30, 2009, of ($2,404). The Company has increased its losses from the prior fiscal year, same three-month period by $15,727 or approximately 654% percent.  The Basic and Diluted Loss per Share for the quarter ended June 30, 2010, is ($0.02), which is an increase as compared to the ($0.00) loss per share for the three-month period ended June 30, 2009.  The quarter ended June 30, 2010 and 2009 resulted in no revenue.

Liquidity

As of June 30, 2010, we had $2,151 in cash, with total current assets of $10,654 and total current liabilities of $85,762. The Company has a working capital deficit of $75,108 and $51,215 as of June 30, 2010 and December 31, 2009.  The working capital deficit increased 47% during this time period.  We have an accumulated deficit of $3,891,868 and stockholders’ deficit of $75,108 as of June 30, 2010.

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

We will need a minimum of $50,000 to satisfy our cash requirements for the next twelve months.  The estimate of $50,000 for the next 12 months of operating includes the costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, transfer agent fees and one container of caskets. We will not be able to operate if we do not obtain equity financing, subsequent private offerings, or contributions from our principals.  Management believes that, if subsequent private placements are successful, we will be able to generate revenue from sales within the next twenty four months.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 1 to the financial statements for the period ended June 30, 2010, included in this Form 10Q.

Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of six months or less which are not securing any corporate obligations.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended June 30, 2010.

Income Taxes

In February 1992, the Financial Accounting Standards Board (“FASB”) issued and accounting standard that required a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under this standard the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on June 30, 2010 and December 31, 2009.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended June 30, 2010, the Company had no revenue.

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

Item 4T: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

•

The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•

All of our financial reporting is carried out by our financial consultant;

•

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

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

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by PREMIER HOLDING CORP. within the past three years and were not registered under the Securities Act:

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,760 in exchange for expenses advanced and $40,030 for services rendered as the Chief Executive Officer of the company, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.  Jack Gregory is not an independent director.

Item 4. Defaults Upon Senior Securities

None.

Item 5. Submission of Matters to a Vote of Security Holders

None.

Item 6. Other Information

None.

Item 7. Exhibits and Reports on Form 8-K

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

Date: August 16, 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: August 16, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director