Form 10-Q/A
period 2009-09-30
PREMIER HOLDING CORP.
filed 2010-09-09
CIK 1030916

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, anon –accelerated filer, or a smaller reporting company.   See definitions of large accelerated filer, accelerated filer and smaller reporting company in Section 12b-2 of the Exchange Act.

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

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a development stage company)
BALANCE SHEET

ASSETS
	September 30,
	2009	December 31,
CURRENT ASSETS	(Unaudited)	2008

Cash	$ 20,772	$
TOTAL CURRENT ASSETS	$ 20,772	$ 1

TOTAL ASSETS	$ 20,772	$ 1

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$ 66,832	$ 10,986
TOTAL CURRENT LIABILITIES	$ 66,832	$ 10,986

EQUITY
Common Stock, 100,000,000 shares authorized,
1,000,383 issued and outstanding, par value .0001	100	100
Additional Paid-in-Capital	3,816,660	3,816,660
Retained earnings - Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(129,850)	(94,775)
	(46,060)	(10,985)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 20,772	$ 1

See accompanying accountants’ report and notes to financial statements

Premier Holding Corp. (formerly OVM International Holding Corp.) (a development stage company) Statements of Operations

	Nine Months Ended September 30,		May 18, 2007 (inception) of Development Stage through
	2009	2008	September 30, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	9,126	--	103,912

Total operating expenses	9,126	--	103,912

Operating loss	(9,126)	--	(103,912)

Other income (expense)
Other income			980
Gain (loss) on sale of investments	(25,949)		(27,176)
Earnings on investments			258

Net loss	$ (35,075)	$ --	$ 129,850

Earnings per common share	$ (0.0351	$ (0.0000)

Weighted average shares outstanding	1,000,383	0.00000

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statements of Cash Flows For the nine months ended September 30, 2009 and 2008 (Unaudited)

			May 18, 2007
	For the nine months ended		(inception of development stage)
	September 30,		Through
	2009	2008	September 30, 2009

Cash flows from operating activities
Net income	$ (35,075)	$	$ (129,850)

Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Gain on sale of investments	25,949		27,176
Net cash provided by operating activities	(9,126)	--	(18,884)

Cash flows from investing activities
Purchase of investments	(50,194)		(179,414)
Proceeds from sale of investments	24,246		152,238

Net cash provided by financing activities	(25,948)	--	(27,176)
Cash flows from financing activities
Advances from related parties	55,845	--	66,832
Net increase for period	20,771	--	20,772

Cash, beginning of period	1	--	--

Cash, end of period	$ 20,772	$ --	$ 20,772

See accompanying notes to financial statements

Premier Holding Corporation (formerly OVM International Holding Corp.) (a development stage company) Statement of Stockholders' Equity (Unaudited)
				Retained	Deficit
				Earnings	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, May 18, 2007	301,750	30	$ 3,732,940	$ (3,732,970)	$ --	$ --
Common stock issued for general
and administrative expenses	698,633	70	83,720	--	--	83,790
Net loss for the year ended
December 31, 2007	--	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,790)	(83,790)	--
Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

NOTE 5 – COMMON STOCK

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

NOTE 6 – COMMON STOCK

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

16

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

Our management has no experience in the casket business, which may affect ourability to operate successfully.

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

19

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

Date: September 9, 2010	PREMIER HOLDING CORPORATION BY: JACK GREGORY /s/ Jack Gregory Jack Gregory Chief Executive Officer and Director

Date: September 9, 2010	BY: JASMINE GREGORY /s/ Jasmine Gregory Jasmine Gregory Chief Financial Officer, Secretary and Director