Form 10-K/A
period 2009-12-30
PREMIER HOLDING CORP.
filed 2010-09-09
CIK 1030916

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

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K on March 31, 2010 (the "Original Report").  We are filing this Amendment No. 4 on Form 10K/A (this "Amendment") to reissue our financial statements for the years ended December 31, 2008 and 2009 and to revise and clarify and provide additional detail in our disclosures.

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

Code of Ethics

The Company has adopted a Code of Ethics and has fileditwith the Securities and Exchange Commission.

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

*Dr. Gregory has been reimbursed for expenses he personally incurred on behalf of the company in common stock.  He has also been paid the equivalent of $83,790 in common stock for executive officer services rendered to the company and capital expenses advanced.  The stock grant was valued at fair value by the board of directors, due to the lack of a market value.  There were no forfeitures during either fiscal year.  Dr. Gregory did not forgo any salary or bonus to receive stock compensation instead because there was no cash compensation agreed upon and no cash to pay compensation.  A stock grant was the only option available.  The stock grant was valued at the fair value of $0.12 per share as determined by the board of directors, due to a lack of quoted market value for the stock.  See Item 13: Certain Relationships and Related Transactions.

The company has not  entered into employment contracts with its executive officers.  There are no outstanding equity awards or options to officers issued or outstanding

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

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291 Jasmine Gregory Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	698,250 698,250	69.8% 69.8%

Ching Lung Po - 5% shareholder Room 1015, Bldg. M, Telford Garden, Kowloon Bay, Hong Kong, China	151,450	15.2%

Officers and Directors as a Group	698,250	69.8%

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
	For the year ended December 31		May 18, 2007 (inception of development stage) through
	2009	2008	December 31, 2009

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	12,987	10,996	107,733
Total operating expenses	12,987	10,996	107,733

Operating loss	(12,987)	(10,996)	(107,733)

Other income (expense)
Other income		980	980
Earnings on investments	17	258	275
Gain (loss) on sale of investments	(27,260)	(1,227)	(28,487)

Net loss	$ (40,230)	$ (10,985)	$ (135,005)

Earnings per common share	$ (0.0402)	(0.0110)

Weighted average shares outstanding	1,000,383	1,000,383

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENTS OF CASH FLOWS For the years ended December 31, 2009 and 2008

	For the years ended December 31, 2009 2008		May 18, 2007 (inception of development state) through December 31, 2009

Cash flows from operating activities
Net income	$ -40,230	$ -10,985	$ -135,005
Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	27,260	1,227	28,487

Net cash provided by operating activities	-12,970	-9,758	-22,728
Cash flows from investing activities:
Purchase of investments	-97,247	-129,219	-226,466
Proceeds from sale of investments	69,987	127,992	197,979
Net cash provided by financing activities	-27,260	-1,227	-28,487
Cash flows from financing activities:
Advances from related parties	59,707	10,986	70,693
Net cash increase for period	19,477	1	19,478

Cash, beginning of the period	1	--	--

Cash, end of the period	19.478	1	19,478

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (formerly OVM International Holding Corp.) (a development stage company) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, May 18, 2007	301,750	$ 30	$ 3,732,940	$ (3,732,970)	$ --	$ --

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 26, 2010, the date this Annual Report on Form 10-K was ready for filing  with the SEC. No recognized or unrecognized events require disclosure as significant subsequent events.

NOTE 7 – INCOME TAXES

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

Date: September 9, 2010	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: September 9, 2010	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND Director

Date: September 9, 2010	PREMIER HOLDING CORP. Registrant BY: JASMINE GREGORY /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR