Form 10-Q/A
period 2010-06-30
PREMIER HOLDING CORP.
filed 2010-09-16
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

PREMIER HOLDING CORP.

(Name of small business issuer specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 West Addisyn Court
Visalia, CA	93291
(Address of principal executive offices)	(Zip Code)

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

Yes ☐      No ☐

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

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, May 18, 2007	301,750	$ 30	$ 3,732,940	$(3,732,970)	$ --	$ --

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

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2010 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

Investments in trading securities	$ 8,503	$ -	$ -	$ -

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2009 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

Investments in trading securities	$ -	$ -	$ -	$ -

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

NOTE 5 – INVESTMENTS

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

NOTE 7 – INCOME TAXES

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

NOTE 8 – SUBSEQUENT EVENTS

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

Date: September 16, 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: September 16, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director