Form 10-Q/A
period 2010-06-30
PREMIER HOLDING CORP.
filed 2010-10-01
CIK 1030916

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

•

All of our financial reporting is carried out by our financial consultant and this consultant failed to appropriately classify investments separately on the balance sheet for the period ended June 30, 2010.  This failure necessitated the recordation of correcting journal entries to present the financial statements in accordance with generally accepted accounting principles.

•

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this Quarterly Report were fairly stated in accordance with accounting principles generally accepted in the United States.  Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

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

21

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

Date: October 1, 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: October 1, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director