Form 10-Q/A
period 2010-06-30
PREMIER HOLDING CORP.
filed 2010-10-08
CIK 1030916

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

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.  We have also hired a new financial consultant who possesses additional financial reporting experience to assist the Company in future filings.

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

Date: October 8, 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: October 8, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director