Form 10-Q
period 2010-09-30
PREMIER HOLDING CORP.
filed 2010-11-02
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of  October 26, 2010, the issuer had  1,000,383 shares of common stock outstanding.

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

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT ASSETS

Cash	$ 10,716	$ 19,478
TOTAL CURRENT ASSETS	10,716	19,478

TOTAL ASSETS	$ 10,716	$ 19,478

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$ 93,025	$ 70,693
TOTAL CURRENT LIABILITIES	93,025	70,693

SHAREHOLDERS' DEFICIT
Common Stock, 100,000,000 shares
authorized, 1,000,383 issued and	100	100
outstanding, par value $.0001
Additional Paid-in-Capital	3,816,660	3,816,660
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(166,099)	(135,005)
	(82,309)	(51,215)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 10,716	$ 19,478

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(A Development Stage Company)
Statements of Operations
(Unaudited)
					May 18, 2007
					(inception of
	For the three months ended		For the nine months ended		development stage)
	September 30,		September 30,		through
	2010	2009	2010	2009	September 30, 2010

Revenues, net	$ -	$ -	$ -	$ -	$ -

Operating expenses
General and administrative	7,264	2,947	24,531	9,126	132,304
Total operating expenses	7,264	2,947	24,531	9,126	132,304

Operating loss	(7,264)	(2,947)	(24,531)	(9,126)	(132,304)

Interest & Dividend Income	1	-	579	-	1,559
Gain (loss) on sale of investments	61	(29,724)	(7,142)	(25,949)	(35,354)

Net loss	$ (7,202)	$ (32,671)	$ (31,094)	$ (35,075)	$ (166,099)

Basic and diluted loss per common share	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.04)

Weighted average shares
outstanding basic and diluted	1,000,383	1,000,383	1,000,383	1,000,383

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, May 18, 2007	302,133	$ 30	$ 3,732,940	$(3,732,970)	$ --	$ --

August 20, 2007 - Common
stock issued to reimburse the
Company's Chief Executive
Officer for payments made by
him, and for services
performed. (Note 6)	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)

Net loss for the nine months ended September 30, 2010
(unaudited)	--	--	--	--	(31,094)	(31,094)

Balance, September 30, 2010	1,000,383	$ 100	$3,816,660	$(3,732,970)	$ (166,099)	$ (82,309)
(unaudited)

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(formerly OVM International Holding Corp.)
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2007
			(inception of
	For the nine months ended		development stage)
	September 30,		through
	2010	2009	September 30, 2010
Cash flows from operating activities
Net loss	$ (31,094)	$ (35,075)	$ (166,099)
Adjustments to reconcile net loss
to cash provided by (used in) operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	7,142	25,949	35,629
Operating Activities:
Purchases of investments	(15,706)	(50,194)	(242,172)
Proceeds from sale of investments	8,564	24,246	206,542

Total Adjustments	7,142	(25,948)	(35,630)
.
Net cash provided by (used for) operating activities	(31,094)	(35,074)	(82,310)
.
Cash flows from financing activities
Advances from related parties	22,332	55,845	93,026

Net cash provided by financing activities	22,332	55,845	93,026

.
Net cash increase (decrease) for the period	(8,762)	20,771	10,716
.
Cash, beginning of the period	19,478	1	--

Cash, end of the period	$ 10,716	$ 20,772	$ 10,716

Cash paid for interest	$ --	$ --	$ --

Cash paid for income taxes	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION

(Formerly OVM International Holding Corporation)

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

Nature of Business

The Company has no products or services as of September 30, 2010.  Its current plan of operations is to engage in the sale of caskets.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. As of September 30, 2010 and December 31, 2009, the Company has $0 and $8,108 in cash equivalents, respectively.

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2010 and December 31, 2009.

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

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2010, the Company has no marketable securities.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was $83,790 through September 30, 2010.

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

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010 and December 31, 2009.  Investments are adjusted to fair market value at each reporting period.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2010 on a non-recurring basis:

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

NOTE 3 – GOING CONCERN

The Company has not begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,732,970 and $166,099 before and after entering development stage, respectively, and a working capital deficit of $82,309 as of September 30, 2010. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The Company’s Chief Executive Officer Jack Gregory has advanced $93,025 as of September 30, 2010 to the Company to open a bank account, and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan with no set maturity date.  The loan is due to be repaid upon receipt of funds from a stock offering or other fundraising.

Since January 1, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 – INVESTMENTS

Investments in equity securities as of September 30, 2010 and December 31, 2009 are $0.  During the nine months ended September 30, 2010, the company purchased $15,706 and sold $8,564 in equity securities, resulting in a loss of $7,142.

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

The Company issued 698,250 shares of restricted common stock to its Chief Executive Officer to reimburse $43,760 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150, for a total of $83,790.   Since the Company was insolvent and had no assets, and no market, the Board of Directors determined that the stock should be issued at a value of $.12 per share.

On November 13, 2008 the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to effect a reverse stock split on a 1:40 basis.  The financial statements have been adjusted for all periods presented to reflect this split.

NOTE 7 – INCOME TAXES

       September 30, 2010        December 31, 2009

Deferred tax assets

Net operating loss carry forwards

$    3,899,069

 $   3,867,975

Gross deferred tax assets

$    1,364,674

 $   1,353,791

Less – Valuation allowance

$   (1,364,674)

     (1,353,791)

Net deferred tax assets

$                   --

 $                 --

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

Results of Operations

The quarter ended September 30, 2010, resulted in a net loss of ($7,202) as compared to the net loss during the quarter ended September 30, 2009, of ($32,671). The Company has decreased its losses from the prior fiscal year, same three-month period by $25,469 or approximately 78% percent.  The Basic and Diluted Loss per Share for the quarter ended September 30, 2010, is ($0.01), which is a decrease as compared to the ($0.03) loss per share for the three-month period ended September 30, 2009.  The quarters ended September 30, 2010 and 2009 resulted in no revenue.

Liquidity

As of September 30, 2010, we had $10,716 in cash, with total current assets of $10,716 and total current liabilities of $93,025. The Company has a working capital deficit of $82,309 and $51,215 as of September 30, 2010 and December 31, 2009.  The working capital deficit increased 61% during this time period.  We have an accumulated deficit of $3,899,069 and stockholders’ deficit of $82,309 as of September 30, 2010.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 2 to the financial statements for the period ended September 30, 2010, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2010.

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

Earnings (Loss) Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2010 and December 31, 2009.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2010, the Company had no revenue.

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

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.  We have also hired a new financial consultant who possesses additional financial reporting experience to assist the Company in future fillings.

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

Date: November 2, , 2010	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: November 2, 2010	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director