Form 10-K
period 2010-12-31
PREMIER HOLDING CORP.
filed 2011-03-03
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

 Common Stock

                                                                         OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value

(Title of class)

Indicate by check mark is the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes               No    X

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d0 of the Exchange Act.  Yes                 No        X

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X        No

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K(section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this From 10-K or any amendment to this Form 10-K.

Yes               No     X

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ___ ( Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes    X        No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was: $0.00

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2010 was 848,958 shares.

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

The Company stopped filing reports in November 2002, and, due to its abandonment by its management, lost its Nevada corporate charter in 2006 for failure to file an annual officer’s and director’s list with the Secretary of the State of Nevada.  On November 1, 2006, its corporate charter was revoked by the Nevada Secretary of State.  Subsequently and concurrently therewith, the resident agent of the Company in Nevada resigned for non-payment of fees.

On May 8, 2007, the Nevada Court entered a default judgment, appointing Jeffrey Volpe as custodian of the Company under NRS 78.347(2).  On May 9, 2007, the custodian appointed Jeffrey Volpe as the sole officer and director of the Company, and the Company’s Nevada charter was restored on May 9, 2007.  On May 18, 2007, Dr. Jack Gregory was appointed as Chief Executive Officer and Director and Jasmine Gregory was appointed as Secretary/Treasurer and Director, and Jeffrey Volpe resigned as an officer and director.  There are no relationships between Dr. Gregory and Mr. Volpe.

On September 11, 2008, the company’s registration under the Securities and Exchange Act of 1934 was revoked pursuant to Section 12 (j) of the Act for failure to file periodic reports as required by Section 12(g) of the Act and trading of the Company’s common stock on the pink sheets was suspended.  The Company has re-registered our stock under the Act and after successfully filing a 15C-211 has once again obtained a quotation of our common stock.  The Company stock is now quoted on the OTC Bulletin Board with the symbols PRHL.

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

Industry

The average funeral in America cost $6,130 in 2001, not including cemetery and burial costs, and over 1/3 of this cost was the casket.  Wholesale prices on caskets run from under $300 to over $8,000.  Most caskets in the United States are manufactured by the Batesville Casket Company and sold only directly to funeral homes, who mark up the casket price, which represents their major profit margin.

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

The company will sell to families who want to provide full funerals for their loved ones but who cannot afford to do so.  It will also provide payment programs, with down payments that cover the company’s costs and interest rates of approximately 1 ½% per month, which will provide an increase in net income to the company.

Employees

We currently employ three management level employees.  The Company may require additional employees in the future. There is intense competition for capable, experienced personnel and there is no assurance the Company will be able to obtain new qualified employees when required.   We have not yet obtained any commissioned salespeople.

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

Item 1A.  RISK FACTORS

We are subject to various risks which may materially harm our business, financial condition and results of operations. Any investor should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the price of our common stock could decline and investors could lose all or part of their investment.

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

The Company Common Stock is quoted on the over-the-counter Bulletin Board

We successfully filed a Form 15C-211 through a market maker with FINRA to establish a quotation for our common stock and the stock is quoted on the over-the-counter Bulletin Board under the symbols PRHL.

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

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly.

Our common stock is likely to experience, in the future, significant price and volume fluctuations which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

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

The Company has not had adequate financial controls in place in the past, which has resulted in errors in its financial statements.  If this happens again, investors may not be in possession of up to date and accurate financial information.  The Company has hired an experienced financial consultant to assist in production of all futures financial statements and public filings.  The Company plans to further strengthen financial controls by  implementing an independent board of directors once the Company has resources to do so.

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

Furthermore, management is required to consider certain matters deemed by the Company’s independent auditors to constitute a material weakness in the Company’s internal control over financial reporting.  The Company’s management has concluded that, in the presentation of its financial statements in prior versions of this Form 10, due to material weaknesses in internal control over financial reporting, an antiquated description of the Company’s business was included in the notes to financial statements.  As a result of this observation, the Company has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company has hired a new financial consultant who possesses additional financial reporting experience to assist the Company in all subsequent filings. If this new system is not effective, it may result in the dissemination of inaccurate information.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during this fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and quoted on the over-the-counter Bulletin Board. The Company successfully filed a Form 15C-211 with FINRA for a quotation on the over-the-counter bulletin board and is quoted under the symbols PRHL.

Holders

As of December 31, 2010, there were 848,958 shares of common stock issued and outstanding held by approximately 793 holders of record.

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

Unregistered Sales of Securities

No securities were sold by the registrant during the past two fiscal years, that were not registered under the Securities Act:

Item 6.  SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

              RESULTS OF OPERATIONS.

Overview and Outlook

For the year ended December, 31, 2010, we had a net loss of $35,775 as compared to a net loss of $40,230 for the year ended December 31, 2009. Our accumulated deficit as of December 31, 2010 was $170,780. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

The Company had no operations during the year ending December 31, 2010, as such; there were no revenues.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2010 were $29,212, compared to $12,987 for 2009. The increase in our general and administrative expenses consisted of professional fees related to the company’s public fillings.

Gain on investments

Earnings on investments for the year ended December 31, 2010 were $579, compared to $17 for 2009. The increase is due dividends paid throughout the year.

Loss on sale of investments

Loss on sale of investments for the year ended December 31, 2010 were $7,142, compared to $27,260 for 2009. The decrease is due to increase in sales transactions and overall sales activity ended December 31, 2010. Company is not involved in investment activity as of December 31, 2010.

Net operating (loss)

The net operating loss for the year ended December 31, 2010 was $35,775. Our net operating loss consisted primarily of stock servicing costs and professional fees as we revived the entity in anticipation of developing our line.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2010, we had a working capital deficit of $86,990. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

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

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 740, “Accounting for Income Taxes.” ASC Topic 740 required a change from the deferred method of accounting for income taxes of Accounting Principles Board (“APB”) Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC Topic 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings (Loss) Per Share.

In February 1997, the FASB issued ASC Topic 260, “Earnings per Share.” ASC Topic 260 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

              FINANCIAL DISCLOSURE

Since inception, there have been no disagreements with our independent accountants.

On June 11, 2010 the Board of Directors entered into an agreement with M & K CPAS PLLC to be the independent auditors of the Company and replaced Gruber & Co LLC, the Company’s prior auditor.

A Form 8K was filed with the Commission announcing the change of our independent accountants.

Item 9A(T).  CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are  ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. We have identified the following material weakness:

•

 The Company does not have an independent board of directors or audit committee or adequate segregation of duties.

•

All of our financial reporting is carried out by our financial consultant and this consultant failed to appropriately classify investments separately on the balance sheet for the year ended December 31, 2010. This failure necessitated the recordation of correcting journal entries to present the financial statements in accordance with generally accepted accounting principles.

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

Item 9B.  OTHER INFORMATION

On November 10, 2010 the Board of Directors resolved to cancel all the shares owned by Ching Lung Po, the former CEO and Director of OVM International Holding Corporation the predecessor of Premier Holding Corporation..  Mr. Po’s shares were held in the name of Hoi Wai Investments Ltd c/o Anka Investments Ltd.  Mr. Po was contacted by the Company and advised of the intention of the Company to cancel his shares and asked him to respond to the company if he had any objection.  The reasons why the Company intended to cancel his shares was explained to Mr. Po. No communication or objection was received from Mr. Po and after a sufficient waiting period, his shares were cancelled on November 10, 2010.  A corresponding 8K was filed with the Commission on November 12, 2010.

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

Jasmine Gregory - Ms. Gregory is the current Chief Financial Officer, Secretary and Director of the company and has been since May 18, 2007.  From March 2001 through December 2003, she was Secretary and Director of Jasmine’s Garden, a publicly held company.  From 1960 through 1978, while raising her children, she was active in studying art, coordinating fashion shows, and designing evening wear. From 1979 through 1982, Ms. Gregory designed and manufactured a contemporary women’s dress line. From 1983 through 1997, Ms. Gregory competed in states and international photography competitions. Since 1998, she has been using computer graphics to generate true to life images of fruits and plants in her new greeting card collection. She holds an A.A. in fashion design from Los Angeles Trade Tech. College, and studied computer graphics at Porterville College.

-------------------

    *Jack Gregory and Jasmine Gregory are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5, and amendments thereto furnished to the Company during its most recent fiscal year, the Company had determined that Jack and Jasmine Gregory had the duty to file reports and had not filed on a timely basis.  Both Jasmine and Jack Gregory have filed late initial reports on Form 3 for the fiscal year ended December 31, 2009.  As of December 31, 2010 there have been no changes in the number of shares held by Jack and Jasmine Gregory.

Code of Ethics

The Company has adopted a Code of Ethics and has filed it with the Securities and Exchange Commission.

Item 11.  EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Gregory, CEO	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Jasmine Gregory, Secretary	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

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

Meetings and Attendance

Our Board of Directors is required by our by laws to hold regularly scheduled annual meetings.  In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution.   Our Board met 3 times during the past fiscal year.

All incumbent directors attended 100% of the Board meetings during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

Audit Committee

The Company does not have a standing audit committee, pursuant to section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The entire two member board of directors serves the function of the audit committee.

Item 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

                  RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2010. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

The following table presents certain information regarding beneficial ownership of the Company’s Common stock as of December 31, 2010, by (I) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of Premier Holding Corp., (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291 Jasmine Gregory Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	698,250 698,250	82.2% 82.2%

Officers and Directors as a Group	698,250	82.2%

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR    INDEPENDENCE

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.  Jack Gregory is not an independent director.  A fair valuation of stock granted of $0.12 per share was made by the board of directors, due to the lack of a quoted market value of the stock.

On January 17, 2008 the Company borrowed $20,000 from the Company’s Chief Executive Officer Jack Gregory.  The note was payable on demand at a rate of 5.5% per annum.  The Company did not proceed with the intended investments and repaid the loan except for $980 which has been forgiven.

The Company’s Chief Executive Officer Jack Gregory has advanced $97,706 to the Company for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan is due to be repaid upon receipt of funds from a stock offering or other fundraising.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In June 2010, the Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for fiscal years ended December 31, 2010. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements. Fees for 2010 and 2009 are $9,000 and $7,000 respectively, which is related to the review and audit of Company financial statements.

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

 Report’s of Independent Registered Certified Public Accountant

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Premier Holding Corporation (the “Company”) as of December 31, 2010 (A Development Stage Company), and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods then ended. The financial statements for the period May 18, 2007 (re-entry to development stage) through December 31, 2009, were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Holding Corporation as of December 31, 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statement, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/  M&K CPAS, PLLC

       www.mkacpas.com

       Houston, Texas

       January 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Premier Holding Corporation

We  have  audited  the  accompanying   balance  sheets  of  Premier Holding Corporation (formerly OVM International Holding Corp.), (‘the Company”) (a development stage company),  as of December 31, 2009 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years then  ended and the period  from May 18, 2007 (inception of development stage)  to  December  31,  2009.   These   financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion,  based on our audits, such financial  statements  present fairly, in all material  respects,  the financial position of Premier Holding Corporation (formerly OVM International Holding Corp.) as of December 31, 2009 and the results of its  operations and its cash flows for the year then ended and for the period from May 18, 2007 (inception of development stage  to December 31, 2009 in conformity  with  accounting  principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company does not have assets or sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

     Gruber & Company, LLC

     March 26, 2010

     Lake Saint Louis, Missouri

PREMIER HOLDING CORPORATION (a development stage company) BALANCE SHEET

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash	$ 10,716	$ 19,478
TOTAL CURRENT ASSETS	10,716	19,478
TOTAL ASSETS	$ 10,716	$ 19,478

LIABILITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related parties	$ 97,706	$ 70,693
TOTAL CURRENT LIABILITIES	97,706	70.693

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, 100,000,000 shares authorized,
848,958 and 1,000,383, respectively, issued and outstanding, par value $.0001;	85	100

Additional Paid-in-Capital	3,816,675	3,816,660
Retained earnings – Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(170,780)	(135,005)
	(86,990)	(51,215)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY (DEFICIT)	$ 10,716	$ 19,478

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) Statements of Operations For the years ended December 31, 2010 and 2009 and the period from May 18, 2007
	For the year ended December 31		May 18, 2007 (re-entry to development stage) through
	2010	2009	December 31, 2010

Revenues, net	$ --	$ --	$ --

Operating expenses
General and administrative	29,212	12,987	136,985
Total operating expenses	29,212	12,987	136,945

Operating loss	(29,212)	(12,987)	(136,945)

Other income (expense)
Other income			980
Gain (loss) on investments	579	17	854
Gain (loss) on sale of investments	(7,142)	(27,260)	(35,629)

Net loss	$ (35,775)	$ (40,230)	$ (170,780)

Earnings per common share	$ (0.04)	$ (0.04)

Weighted average shares outstanding – basic and diluted	962,630	1,000,383

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) STATEMENTS OF CASH FLOWS For the years ended December 31, 2010 and 2009 and the period from May 18, 2007

	For the years ended December 31, 2010 2009		May 18, 2007 (re-entry to development state) through December 31, 2010

Cash flows from operating activities
Net income	$ (35,775)	$ (40,230)	$ (170,780)
Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	7,142	27,260	35,629

Net cash provided by operating activities	(28,633)	(12,970)	(51,361)
Cash flows from investing activities:
Purchase of investments	(15,706)	(97,247)	(242,172)
Proceeds from sale of investments	8,564	69,987	206,543
Net cash provided by financing activities	(7,142)	(27,260)	(35,629)
Cash flows from financing activities:
Advances from related parties	27,013	59,707	97,706
Net cash increase (decrease) for period	(8,762)	19,477	10,716

Cash, beginning of the period	19,478	1	--

Cash, end of the period	10,716	19.478	10,716

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, May 18, 2007	302,133	$ 30	$ 3,732,940	$ (3,732,970)	$ --	$ --

August 20, 2007 – Common
Stock issued to reimburse the
Company’s Chief Executive
Officer for payments made by
him, and for services performed
	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(151,425)	(15)	15	--	--	--
Net loss for the year ended
December 31, 2010	--	--	--	--	(35,775)	(35,775)

Balance, December 31, 2010	$ 848,958	$ 85	$3,816,675	$(3,732,970)	$ (170,780)	$(86,990)

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION

 (a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Nature of Business

The Company has no products or services as of December 31, 2010.  Its current plan of operations is to engage in the sale of caskets.

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

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on December 31, 2010 and 2009.

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

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-0 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

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

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash and other current liability.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010 and 2009.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, officer and director Jack Gregory was issued 698,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933.  The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

The Company’s Chief Executive Officer Jack Gregory has advanced $97,706 to the Company for the payment of general and administrative expenses.  This advance was recorded as an interest free loan.  The loan is due to be repaid upon receipt of funds from a stock offering or other fundraising.

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

On November 12, 2010, an 8K was filed disclosing the Company’s Board of Directors adoption of a resolution to cancel 151,425 shares of common stock held by Hoi Wai Investments Limited, and beneficially owned by former officer and director, Ching Lung Po and return to the company. The shares represent approximately 15% of the outstanding common share capital of the Company. Upon cancellation the value of the shares were considered contributed capital.

Note 6    GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $170,780 through the fiscal year ended December 31, 2010. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet.  The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows, if any.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – INCOME TAXES

	At December 31, 2010	At December 31, 2009
Deferred tax assets
Net operating loss carry forwards	$ 3,903,750	$ 3,867,975
Deferred tax assets	$ 1,366,313	$ 1,353,791
Less – Valuation allowance	(1,366,313)	(1,353,791)
Net deferred tax assets	$ --	$ --

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 – INVESTMENTS

As shown in the accompanying consolidated financial statements, the Company had earnings on investments for the year ended December 31, 2010 of $579. The company sold all investments within the same year as purchase when it became obvious that the cost of commissions heavily outweighed any advantage. The original purchase of investment was $15,706, and the loss on sale of investments for the year ended December 31, 2010 was $7,142. The company has had no further investment activity.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date this Annual Report on Form 10-K was ready for filing with the SEC. No recognized or unrecognized events required disclosure as significant subsequent events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2011	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND DIRECTOR

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: March 3, 2011	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND Director

Date: March 3, 2011	PREMIER HOLDING CORP. Registrant BY: JASMINE GREGORY /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR