Form 10-Q
period 2011-03-30
PREMIER HOLDING CORP.
filed 2011-04-28
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

_X_	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Yes ☐      No  *☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No  ☒

As of  March 31, 2011 the issuer had  1,663,169 shares of common stock outstanding.

Transitional Small Business Disclosure Format:     Yes    ☐     No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Report on form 10K, previously filed with the Commission.

PREMIER HOLDING CORPORATION

(a Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$ 10,716	$ 10,716
Inventory	21,605	0
TOTAL CURRENT ASSETS	32,321	10,716

TOTAL ASSETS	$ 32,321	$ 10,716

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$ 42,584	$ 97,706
TOTAL CURRENT LIABILITIES	42,584	97,706

SHAREHOLDERS' DEFICIT
Common Stock, 100,000,000 shares
authorized, 1,663,169 and 1,000,383, respectively,
issued and outstanding, par value $.0001	166	85

Additional Paid-in-Capital	3,914,300	3,816,675
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(191,759)	(170,780)
	(10,263)	(86,990)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 32,321	$ 10,716

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
			May 18, 2007
			inception of
	For the three months ended		development stage)
	March,		through
	2011	2010	March 31, 2011

Revenues, net	$ -	$ -	$ -

Operating expenses
General and administrative	20,980	5,541	157,965
Total operating expenses	20,980	5,541	157,965

Operating loss	(20,980)	(5,541)	(157,965)
Other Income	0	0	980
Interest & Dividend Income	0	1	854
Gain (loss) on sale of
investments	0	(222)	(35,629)
Net loss	$ (20,980)	$ (5,762)	$ (191,760)

Basic and diluted loss per
common share	$ (0.01)	$ (0.01)
Weighted average shares
outstanding basic and
diluted	1,663,169	1,000,383
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

August 20, 2007 - Common
stock issued to reimburse the
Company's Chief Executive
Officer for payments made by
him, and for services
performed. (Note 6)	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(151,425)	(15)	15	--	--	--
Net loss for the year ended
December 31, 2010	--	--	--	--	(35,775)	(35,775)

Balance, December 31, 2010	848,952	85	3,816,675	(3,732,970)	(170,780)	(86,990)
Stock Issued for Cancellation of
Company Debt	814,217	81	97,625			97,706

Net loss for the three months
ended March 31, 2011
(unaudited)	--	--	--	--	(20,980)	(20,980)
Balance, March 31, 2011	1,663,169	166	3,914,300	(3,732,970)	(191,760)	(10,264)
(unaudited)
The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION

(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2007
			(inception of
	For the three months ended		development stage)
	March 31,		through
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$ (20,980)	$ (5,762)	$ (191,760)
Adjustments to reconcile net loss
to cash provided by (used in) operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	--	--	35,629
Operating Activities:
Purchases of investments	--	--	(242,172)
Proceeds from sale of investments	--	--	206,543
Inventory	(21,604)	--	(21,604)
Total Adjustments	(21,604)	--	62,186

Net cash provided by (used for) operating activities	(42,584)	(5,762)	(129,574)

Cash flows from financing activities
Advances from related parties	42,584	3,343	140,290

Net cash provided by financing activities	42,584	3,343	140,290

.
Net cash increase (decrease) for the period	--	(2,419)	10,716

Cash, beginning of the period	10,716	19,478	--

Cash, end of the period	$ 10,716	$ 17,059	$ 10,716

Cash paid for interest	$ --	$ --	$ --

Cash paid for income taxes	$ 1,600	$ --	$ 1,600
Supplemental Schedule of Non-Cash Investing and Financing Activities: Debt Extinguished from Issuance of Common Stock	97,706
The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION

(a Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

Nature of Business

The Company has initiated its business plan to sell low cost caskets.  The first order of caskets consisted of 64 caskets of five different styles and colors.  The initial sales will center in Porterville, California and be conducted by commissioned salespersons contracted by the Company.  The various details of the business plan will be adjusted as needed and depending on the results, other areas in central California will be started using the initial formula established in Porterville.  The Company has leased a 2400 square foot warehouse/showroom in Porterville, California which will serve as the distribution center and showroom initially.  Sales will be conducted by independent contracted sales people.  The Porterville operation will serve as the Company’s test sight to measure efficiency and profitability under the present business plan.  Adjustments will be made, as needed, prior to expansion to neighboring communities.  On March 8, 2011 the Company filed a Super 8K announcing that the Company is no longer a shell company.

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

Development Stage Company

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception of the development stage to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized.  The Company expects to realize its first revenues in its second quarter since the initial order of goods has been received.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. As of March 31, 2011 and December 31, 2010, the Company has $10,716 and $10,716 in cash and cash equivalents, respectively.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on March 31, 2011 and December 31, 2010.

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

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of March 31, 2011, the Company had no marketable securities.

Stock-based compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was 698,250 through March 31, 2011.  On January 29, 2011 the Company issued 814,217 shares of common stock to cancel a Company debt of $97,706 owed to Jack Gregory an officer of the Company.

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

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011 and December 31, 2010.  Investments are adjusted to fair market value at each reporting period.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2011 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

Investments in trading securities	$ -	$ -	$ -	$ -

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 on a non-recurring basis:

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

NOTE 3 – Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at March 31:

2011

2010

Resale Items

$21,604

$        --

NOTE 4 – GOING CONCERN

The Company has just begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,732,970 and $191,760 before and after entering development stage, respectively, and a working capital deficit of $10,264 as of March 31, 2011. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.  On January 29, 2011, the Company’s Board of Directors resolved to issue to Jack Gregory, President and CEO, 814,217 shares of the Company’s restricted stock in return for cancellation of $97,706 Company debt owed to Jack Gregory.  The shares were valued at $0.12 (twelve cents) and this value was determined from the previous issuance of shares to Jack Gregory.  The shares of the Company are listed on the OTC Bulletin Board under the symbols PRHL.  Financing of the restoration of the Company and all ongoing operations had been through non-interest bearing loans from the President, Jack Gregory, however there can be no assurance that financing will continue in the same fashion.

     The current period financial statement reflects a decrease of $97,706 in the Company liabilities resulting from the issuance of 814,217 shares of restricted stock to the Company President, Jack Gregory.

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

The Company’s Chief Executive Officer Jack Gregory had advanced $97,706 as of December 31, 2010 to the Company to open a bank account, and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan with no set maturity date.  This loan was cancelled with the issuance of 814,217 shares of the Company’s restricted stock on January 29, 2011 and a Form 8K was filed with the Commission describing the event.

Since January 1, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – INVESTMENTS

Investments in equity securities as of March 31, 2011 and December 31, 2010 are $0.  During the quarter ending March 31, 2011, the company purchased $0 in equity securities.

NOTE 7 – COMMON STOCK

The Company’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value.

On August 20, 2007  during a special meeting of the Company’s Board of Directors the Chief Executive Officer and sole director of the Company presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors  with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks.  Since the Company had no cash or other assets at that date with which to reimburse the business consultants and professionals the Board of Directors determined that the only feasible way for the Company to reimburse the business consultants and professionals was to issue restricted common shares.

The Company issued 698,250 shares of restricted common stock to Jack Gregory, its Chief Executive Officer, to reimburse $43,760 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150, for a total of $83,790.   Since the Company was insolvent and had no assets, and no market, the Board of Directors determined that the stock should be issued at a value of $.12 per share.

On November 13, 2008 the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to execute a reverse stock split on a 1:40 basis.  The financial statements have been adjusted for all periods presented to reflect this split.

On January 29, 2011, the Company issued 814,217 shares of restricted common stock to its Chief Executive Officer, Jack Gregory, to repay a loan of $97,706.  All appropriate adjustments appear in the current financial statement reflecting this reduction in Company debt.

NOTE 8 – INCOME TAXES

           March 31, 2011         December 31, 2010

Deferred tax assets

Net operating loss carry forwards

$ 3,924,730

           $ 3,903,750

Gross deferred tax assets

$ 1,373,656

$ 1,366,313

Less – Valuation allowance

$(1,373,656)

            $(1,366,313)

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

NOTE 9 – SUBSEQUENT EVENTS

The Company filed an 8K on March 8, 2011 announcing that the Company ceased doing business as a shell company (as defined under Rule 12b-2 under the Securities Exchange Act of 1934).

Item 2:  Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this filing as well as with Management’s Discussion and Analysis or Plan of Operations contained in the Company’s Report on Form 10K for the period ended December 31, 2010, as filed with the Securities and Exchange Commission.

Results of Operations

The quarter ended March 31, 2011, resulted in a net loss of ($20,980) as compared to the net loss during the quarter ended March 31, 2010, of ($5,762). The Company had increased its losses from the prior fiscal year, same three-month period by $15,218 or approximately 264 percent. The increased loss resulted from the additional costs related to the startup of the sale of caskets. The Basic and Diluted Loss per Share for the quarter ended March 31, 2011, is ($.01), which is an increase as compared to the ($.01) loss per share for the three-month period ended March 31, 2010.  The quarters ended March 31, 2011 and 2010 resulted in no revenue.

Liquidity

As of March 31, 2011, we had $10,716 in cash, with total current assets of $32,320 and total current liabilities of  $42,584. The Company has a working capital deficit of $10,264 and $86,990 as of March 31, 2011 and December 31, 2010.  The working capital deficit decreased $76,726 during this time period.  We have an accumulated deficit of $3,924,730 and stockholders’ deficit of $10,264 as of March 31, 2011.

Plan of Operations

The issuer has initiated its business plan to sell caskets.  It will initially market the caskets to Indian reservations and to low income groups at a discounted retail price of $950 per unit.  The Company has leased a warehouse/showroom in Porterville, California which will serve as the distribution center for the operation.  Initial financing will be debt and equity financing by the issuer’s principals.  There are no firm commitments or concrete terms for future financing commitments from principals.  To date, such contributions have been made in exchange for equity or as no interest loans.  The terms of such financing will be agreed upon by the company and Dr. Gregory at the time of the financing and will have the full approval of the board of directors before being accepted by the company.

We expect to hire additional clerical personnel as our operations grow, and commissioned salespersons on an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be rented storage space.  The storage space that the Company intends to use is in Porterville, California.  We are still considered to be a development stage company, with no revenue, however since the Company has submitted its first order of 64 caskets, the Company expects to derive revenue in its second quarter of the current year.  The estimated time of arrival of the first shipment is April 8, 2011.

During the next twelve months, we plan to satisfy our cash requirements by funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, not be able to satisfy our cash requirements.

We will need a minimum of $50,000 to satisfy our cash requirements for the next twelve months.  The estimate of $50,000 for the next 12 months of operating includes the costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, transfer agent fees and one container of caskets. We will not be able to operate if we do not obtain equity financing, subsequent private offerings, or contributions from our principals.  Management believes that, if subsequent private placements are successful, we will be able to generate revenue from sales within the next four months.  In the event that the Company is able to secure financing, the costs of expansion and costs of operations will be significantly higher and the financing available, at the time, will determine the rate of expansion and growth.  There is no certainty that financing will be available.

Critical Accounting Estimates and Policies

The discussion and analysis of our financial condition and plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including, among others, those affecting revenue, the allowance for doubtful accounts, the salability of inventory and the useful lives of tangible and intangible assets. The discussion below is intended as a brief discussion of some of the judgments and uncertainties that can impact the application of these policies and the specific dollar amounts reported on our financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates. Many of our estimates or judgments are based on anticipated future events or performance, and as such are forward-looking in nature, and are subject to many risks and uncertainties, including those discussed below and elsewhere in this filing. We do not undertake any obligation to update or revise this discussion to reflect any future events or circumstances.

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 2 to the financial statements for the period ended March 31, 2011, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended March 31, 2011 however the Company expects to incur advertising cost starting in its second quarter.

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

Earnings (Loss) Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on March 31, 2011 and December 31, 2010.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended March 31, 2011, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has identified the following weaknesses in internal control:

•

The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

•

All of our financial reporting is carried out by our financial consultant.

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

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.  We have hired a new financial consultant who possesses additional financial reporting experience to assist the Company with its filings.

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

There is currently a market for our common stock

The Company filed a Form 15C-211 and registered its shares through FINRA.  The Company was sponsored by a brokerage firm and the shares of the Company are listed in the OTC Bulletin Board under the symbols PRHL.  .

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

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued by PREMIER HOLDING CORPORATION. within the past three years and were not registered under the Securities Act:

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

On January 29, 2011 the Company’s Board of Directors issued to Jack Gregory, President and CEO, 814,217 shares of the Company’s restricted stock to cancel the debt of $97,706 that the Company owed Jack Gregory.  The appropriate adjustments were made in the financial statements presented this quarter’s Form 10Q.

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

Date: April 28, 2011	PREMIER HOLDING CORPORATION By: JACK GREGORY /s/ JACK GREGORY Chief Executive Officer and Director

Date: April 28, 2011	By: JASMINE GREGORY /s/ JASMINE GREGORY Chief Financial Officer, Secretary and Director