Form 10-K/A
period 2010-12-31
PREMIER HOLDING CORP.
filed 2011-07-01
CIK 1030916

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

The registrant plans to exploit an opportunity it has with Ace Casket Company to order caskets in containers of 54 units each for below the normal wholesale cost of $685 per unit.  It will market the caskets to Indian reservations and to low income groups at a discounted retail price of $950 per unit.  Initial financing will be debt and equity financing by the registrant’s principals.  There are no firm commitments or concrete terms for future financing commitments from principals.  To date, such contributions have been made in exchange for equity or as no interest loans.  The terms of such financing will be agreed upon by the company and Dr. Gregory at the time of the financing and will have the full approval of the board of directors before being accepted by the company.

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

We will need a minimum of $50,000 to satissfy our cash requirements for the next twelve months.  The estimate of $50,000 for the next 12 months of operating includes the costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, transfer agent fees and one container of caskets. We will not be able to operate if we do not obtain equity financing, subsequent private offerings, or contributions from our principals.  Management believes that, if subsequent private placements are successful, we will be able to generate revenue from sales within the next twenty four months.

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

The registrant is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the registrant, other than as set forth above.

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

	For the years ended December 31, 2010 2009		May 18, 2007 (re-entry to development stage) through December 31, 2010

Cash flows from operating activities
Net income	$ (35,775)	$ (40,230)	$ (170,780)
Adjustments to reconcile net income
to cash provided from operations:
Common stock issued for services	--	--	83,790
Loss on sale of investments	7,142	27,260	35,629

Net cash provided by operating activities	(28,633)	(12,970)	(51,361)
Cash flows from investing activities:
Purchase of investments	(15,706)	(97,247)	(242,172)
Proceeds from sale of investments	8,564	69,987	206,543
Net cash provided by financing activities	(7,142)	(27,260)	(35,629)
Cash flows from financing activities:
Advances from related parties	27,013	59,707	97,706
Net cash increase (decrease) for period	(8,762)	19,477	10,716

Cash, beginning of the period	19,478	1	--

Cash, end of the period	10,716	19.478	10,716

See accompanying accountants' report and notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, May 18, 2007	302,133	$ 30	$ 3,732,940	$ (3,732,970)	$ --	$ --

August 20, 2007 – Common
Stock issued to reimburse the
Company’s Chief Executive
Officer for payments made by
him, and for services performed
	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	-	-	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	-	-	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	-	-	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(151,425)	(15)	15	--	--	--
Net loss for the year ended
December 31, 2010	-	-	--	--	(35,775)	(35,775)

Balance, December 31, 2010	$ 848,958	$ 85	$3,816,675	$(3,732,970)	$(170,780)	$(86,990)

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

Date: July 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 1, 2011	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND Director

Date: July 1, 2011	PREMIER HOLDING CORP. Registrant BY: JASMINE GREGORY /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR