Form 10-K/A
period 2010-12-31
PREMIER HOLDING CORP.
filed 2011-07-21
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amdendment No. 2

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10 on March 3, 2011 (the "Original Report").  We are filing this Amendment No. 2 on Form 10/A (this "Amendment") to correct deficiencies in the certifications of our certifying officers made in the original report and in Amendment No. 2.

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

Date: July 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: July 21, 2011	PREMIER HOLDING CORP. Registrant BY: JACK GREGORY /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: July 21, 2011	PREMIER HOLDING CORP. Registrant BY: JASMINE GREGORY /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, PRINCIPAL ACCOUNTING OFFICER AND DIRECTOR