Form 10-K/A
period 2010-12-31
PREMIER HOLDING CORP.
filed 2011-07-21
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K on March 3, 2011 (the "Original Report").  We are filing this Amendment No. 2 on Form 10/A (this "Amendment") to correct deficiencies in the certifications of our certifying officers made in the original report and in Amendment No. 2.

FURTHER EXPLANATORY NOTE

We filed our amendment number 2 annual report on July 21, 2011.  However, the chief financial officer certification, designated hereto as Exhibit 31.2 inadvertently omitted the date the certification was signed.  This amendment 3 corrects that deficiency and is otherwise identical in all respects to amendment 2.

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