Form 10-Q
period 2011-06-30
PREMIER HOLDING CORP.
filed 2011-08-05
CIK 1030916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to ______

PREMIER HOLDING CORP.

(Name of small business issuer specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 West Addisyn Court
Visalia, CA	93291
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

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

PREMIER HOLDING CORPORATION
(a Development Stage Company)
BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$10,701	$10,716
Inventory	21,605	0
TOTAL CURRENT ASSETS	32,306	10,716

TOTAL ASSETS	$32,306	$10,716

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Due to related parties	$56,465	$97,706
TOTAL CURRENT LIABILITIES	56,465	97,706

SHAREHOLDERS' DEFICIT
Common Stock, 100,000,000 shares
authorized, 1,663,169 and 1,000,383, respectively,
issued and outstanding, par value $.0001	166	85

Additional Paid-in-Capital	3,914,300	3,816,675
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(205,655)	(170,780)
	(24,159)	(86,990)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$32,306	$10,716

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
					May 18, 2007
					(inception of
	For the three months ended		For the six months ended		development stage)
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011

Revenues, net	$--	$--			$--

Operating expenses
General and administrative	13,896	11,727	34,875	17,268	171,861
Total operating expenses	13,896	11,727	34,875	17,268	171,861

Operating loss	(13,896)	(11,727)	(34,875)	(17,268)	(171,861)
Other Income	--	--	--	--	980
Interest & Dividend Income	--	--	--	578	854
Unrealized gain(loss) on investments	--	(6,404)	--	(7,203)	(6,404)
Gain (loss) on sale of
Investments	--	--	--	--	(29,224)
Net loss	$(13,896)	$(18,131)	(34,875)	(23,893)	$(205,655)

Basic and diluted loss per
common share	$(0.01)	$(0.02)	(.02)	(.02)
Weighted average shares
outstanding basic and
diluted	1,663,169	1,000,383	1,663,169	1,000,383

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(a Development Stage Company)
STATEMENT OF SHAREHOLDERS' DEFICIT

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, May 18, 2007	302,133	$30	$3,732,940	$(3,732,970)	$--	$--

August 20, 2007 - Common
stock issued to reimburse the
Company's Chief Executive
Officer for payments made by
him, and for services
performed. (Note 6)	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(151,425)	(15)	15	--	--	--
Net loss for the year ended
December 31, 2010	--	--	--	--	(35,775)	(35,775)

Balance, December 31, 2010	848,952	85	3,816,675	(3,732,970)	(170,780)	(86,990)
Stock Issued for Cancellation of
Company Debt(unaudited)	814,217	81	97,625			97,706

Net loss for the six months
ended June 30, 2011
(unaudited)	--	--	--	--	(34,875)	(34,875)
Balance, June 30, 2011	1,663,169	166	3,914,300	(3,732,970)	(205,655)	(24,159)
(unaudited)
The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2007
			(inception of
	For the six months ended		development stage)
	June 30,		through
	2011	2010	June 30, 2011
Cash flows from operating activities
Net loss	$(34,875)	$(23,893)	$(205,655)
Adjustments to reconcile net loss
to cash provided by (used in) operations:
Unrealized (gain)/loss on investments		7,203
Common stock issued for services	--	--	83,790
Loss on sale of investments	--	--	35,629
Operating Activities:
Purchases of investments	--	(15,706)	(242,172)
Proceeds from sale of investments	--	--	206,543
Inventory	(21,605)	--	(21,605)

Total Adjustments	(21,605)	(8,503)	62,185

Net cash provided by (used for) operating activities	(56,480)	(32,396)	(143,470)

Cash flows from financing activities
Advances from related parties	56,465	15,069	154,171

Net cash provided by financing activities	56,465	15,069	154,171

Net cash increase (decrease) for the period	(15)	(17,327)	10,701

Cash, beginning of the period	10,716	19,478	--

Cash, end of the period	$10,701	$2,151	$10,701

Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$1,600	$--	$1,600
Supplemental Schedule of Non-Cash Investing and Financing Activities: Debt Extinguished from Issuance of Common Stock	97,706

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. As of June 30, 2011 and December 31, 2010, the Company has $10,701 and $10,716 in cash, respectively.  The Company has no cash equivalents at June 30, 2011 or December 31, 2010.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  The inventory is limited to finished products, namely caskets.

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on June 30, 2011 and December 31, 2010.

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

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of June 30, 2011, the Company had no marketable securities.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was 698,250 through December 31, 2010.  On January 29, 2011 the Company’s Board of Directors adopted a resolution to issue to Jack Gregory, The Company’s president and CEO, eight hundred and fourteen thousand two hundred and seventeen (814, 217) shares of restricted stock of the Company in return for the cancellation of ninety seven thousand seven hundred six dollars ($97,706) of Company debt owed to Jack Gregory.  The price per share of the Company stock was set at $0.12 (twelve cents) and this price was determined from the previous issuance of shares at $0.12 to Jack Gregory.  The Company’s shares (PRHL) which are listed on the Bulletin Board were quoted $0.035 (three and one half cent) bid and no offer and there had been no shares traded since the inception of trading and as of January 28, 2011.  The amount of $97,706 was removed from the liabilities of the Company and appropriate adjustments made to the Company financial statements.  Since the Company had no cash or assets to pay this debt, it was decided to pay the debt with restricted stock of the Company.

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011 and December 31, 2010.  Investments are adjusted to fair market value at each reporting period.

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

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table presents assets and liabilities that are measured and recognized at fair value as of JUNE 30, 2011 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

Investments in trading securities	$-	$-	$-	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2010 on a non-recurring basis:

Total
Gains
Description	Level 1	Level 2	Level 3	(Losses)

Investments in trading securities	$-	$-	$-	$-

Concentration of Credit Risk

The Company maintains its cash and cash equivalents in multiple financial institutions.  Balances in banks are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution.  Balances on deposit may occasionally exceed FDIC insured amounts.

NOTE 3 – Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at JUNE 30:

	2011	2010
Resale Items	$21,605	$--

NOTE 4 – GOING CONCERN

The Company has just begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,732,970 and $205,655 before and after entering development stage, respectively, and a working capital deficit of $34,875 as of June 30, 2011. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.  On January 29, 2011, the Company’s Board of Directors resolved to issue to Jack Gregory, President and CEO, 814,217 shares of the Company’s restricted stock in return for cancellation of $97,706 Company debt owed to Jack Gregory.  The shares were valued at $0.12 (twelve cents) and this value was determined from the previous issuance of shares to Jack Gregory.  The shares of the Company are listed on the OTC Bulletin Board under the symbols PRHL.  Financing of the restoration of the Company and all ongoing operations had been through non-interest bearing loans from the President, Jack Gregory, however there can be no assurance that financing will continue in the same fashion.

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – GOING CONCERN - continued

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

The Company’s Chief Executive Officer Jack Gregory had advanced $97,706 as of December 31, 2010 to the Company to open a bank account, and for the payment of general and administrative expenses.  This advance was recorded as an interest free loan with no set maturity date.  This loan was cancelled with the issuance of 814,217 shares of the Company’s restricted stock on January 29, 2011 and a Form 8K was filed with the Commission describing the event.  This transaction resulted in no gain or loss to the Company.  The method by which the shares were valued at the time of issuance is fully explained in the Section, Stock-Based Compensation.

The total accounts payable balance of $56,465, due to related parties, consists of all expenses paid for by the Company’s Chief Executive Officer Jack Gregory on behalf of the Company.

Since January 1, 2007 all activities of the company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – INVESTMENTS

None

PREMIER HOLDING CORPORATION
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

On January 29, 2011, the Company issued 814,217 shares of restricted common stock to its Chief Executive Officer, Jack Gregory, to repay a loan of $97,706.  All appropriate adjustments appear in the current financial statement reflecting this reduction in Company debt.  Valuation of the issued shares is fully described in the Section Stock-Based Compensation.

NOTE 8 – INCOME TAXES

	June 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry forwards	$3,938,625	$3,903,750

Gross deferred tax assets	$1,378,519	$1,366,313
Less – Valuation allowance	$(1,378,519)	$(1,366,313)

Net deferred tax assets	$--	$--

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

None

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

Results of Operations

The quarter ended June 30, 2011, resulted in a net loss of ($13,896) as compared to the net loss during the quarter ended June 30, 2010, of ($18,131). The Company had decreased its losses from the prior fiscal year, same three-month period by $4,235 or approximately 23 percent. The decreased loss resulted from the lower costs related to the startup of the sale of caskets. The Basic and Diluted Loss per Share for the quarter ended June 30, 2011, is (.01 ), which is a decrease as compared to the (.02 ) loss per share for the three-month period ended June 30, 2010.  The quarters ended June 30, 2011 and 2010 resulted in no revenue.

Liquidity

As of June 30, 2011, we had $10,701 in cash, with total current assets of $ 32,306 and total current liabilities of  $56,465 . The Company has a working capital deficit of $ (24,159) and $ (86,990) as of June 30, 2011 and December 31, 2010.  The working capital deficit decreased 72 % during this time period.  We have an accumulated deficit of $ 3,938,625 and stockholders’ deficit of $24,159 as of June 30, 2011.

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

We expect to hire additional clerical personnel as our operations grow, and commissioned salespersons on an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be rented storage space.  The storage space that the Company intends to use is in Porterville, California.  We are still considered to be a development stage company, with no revenue, however since the Company has received its first order of 64 caskets, the Company expects to derive revenue in its second quarter of the current year.

Item 2:  Management’s Discussion and Analysis or Plan of Operation - continued

During the next twelve months, we plan to satisfy our cash requirements by funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, not be able to satisfy our cash requirements.

We will need a minimum of $250,000 to satisfy our cash requirements for the next twelve months.  The estimate of $250,000 for the next 12 months of operating includes the costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, transfer agent fees and several containers of caskets. We will not be able to operate if we do not obtain equity financing, subsequent private offerings, or contributions from our principals.  Management believes that, if subsequent private placements are successful, we will be able to generate revenue from sales within the next four months.  In the event that the Company is able to secure financing, the costs of expansion and costs of operations will be significantly higher and the financing available, at the time, will determine the rate of expansion and growth.  There is no certainty that financing will be available.

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

Item 2:  Management’s Discussion and Analysis or Plan of Operation - continued

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended JUNE 30, 2011 however the Company expects to incur advertising cost starting in its third quarter.

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

Earnings (Loss) Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on June 30, 2011 and December 31, 2010.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended JUNE 30, 2011, the Company had no revenue.

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

Item 4: Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of JUNE 30, 2011. In designing and evaluating the Company’s disclosure controls and procedures, the Company recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company’s management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of JUNE 30, 2011, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4: Controls and Procedures - continued

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

Item 1A Risk Factors - continued

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

Item 1A Risk Factors - continued

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

Item 1A Risk Factors - continued

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

PREMIER HOLDING CORPORATION

Date: August 5, 2011	By:	/s/ JACK GREGORY
JACK GREGORY
Chief Executive Officer and Director

Date: August 5, 2011	By:	/s/ JASMINE GREGORY
JASMINE GREGORY
Chief Financial Officer, Secretary and Director