Form 10-Q
period 2011-09-30
PREMIER HOLDING CORP.
filed 2011-10-27
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to ______

PREMIER HOLDING CORP.

(Name of small business issuer specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4705 West Addisyn Court
Visalia, CA	93291
(Address of principal executive offices)	(Zip Code)

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

As of October 27, 2011 the issuer had  1,856,169 shares of common stock outstanding.

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

PREMIER HOLDING CORPORATION
(a Development Stage Company)
BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS

Cash	$58,906	$10,716
Inventory	21,605	0
TOTAL CURRENT ASSETS	80,511	10,716

TOTAL ASSETS	$80,511	$10,716

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Due to related parties	$67,565	$97,706
TOTAL CURRENT LIABILITIES	67,565	97,706

SHAREHOLDERS' EQUITY
Common Stock, 100,000,000 shares
authorized, 1,856,169 and 848,958, respectively,
issued and outstanding, par value $.0001	185	85

Additional Paid-in-Capital	3,962,531	3,816,675
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(216,800)	(170,780)
	12,946	(86,990)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,511	$10,716

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)
					May 18, 2007
					(inception of
	For the three months ended		For the nine months ended		development stage)
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011

Revenues, net	$--	$--			$--

Operating expenses
General and administrative	11,145	7,264	46,021	24,531	183,006
Total operating expenses	11,145	7,264	46,021	24,531	183,006

Operating loss	(11,145)	(7,264)	(46,021)	(24,531)	(183,006)
Other Income	--	--	--	--	980
Interest & Dividend Income	--	1	--	579	854
Unrealized gain(loss) on investments	--	61	--	(7,142)	(6,404)
Gain (loss) on sale of
Investments	--	--	--	--	(29,224)
Net loss	$(11,145)	$(7,202)	$(46,021)	(31,094)	$(216,800)

Basic and diluted loss per
common share	$(0.01)	$(0.01)	(.03)	(.03)
Weighted average shares
outstanding basic and
diluted	1,685,599	1,000,383	1,584,240	1,000,383

The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(a Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY

				Deficit	Deficit
				Accumulated	Accumulated
			Additional	Prior to	During
	Common Stock		Paid-in	Development	Development
	Shares	Amount	Capital	Stage	Stage	Total

Balance, May 18, 2007	302,133	$30	$3,732,940	$(3,732,970)	$--	$--

August 20, 2007 - Common
stock issued to reimburse the
Company's Chief Executive
Officer for payments made by
him, and for services
performed. (Note 6)	698,250	70	83,720	--	--	83,790

Net loss for the year ended
December 31, 2007	--	--	--	--	(83,790)	(83,790)

Balance, December 31, 2007	1,000,383	100	3,816,660	(3,732,970)	(83,790)	--

Net loss for the year ended
December 31, 2008	--	--	--	--	(10,985)	(10,985)

Balance, December 31, 2008	1,000,383	100	3,816,660	(3,732,970)	(94,775)	(10,985)

Net loss for the year ended
December 31, 2009	--	--	--	--	(40,230)	(40,230)

Balance, December 31, 2009	1,000,383	100	3,816,660	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(151,425)	(15)	15	--	--	--
Net loss for the year ended
December 31, 2010	--	--	--	--	(35,775)	(35,775)

Balance, December 31, 2010	848,958	85	3,816,675	(3,732,970)	(170,780)	(86,990)
Stock Issued for Cancellation of
Company Debt(unaudited)	814,217	81	97,625	--	--	97,706
Stock issued(unaudited)	193,000	19	48,231	--	--	48,250

Net loss for the nine months
ended September 30, 2011
(unaudited)	--	--	--	--	(46,020)	(46,020)
Balance, September 30, 2011	1,856,169	185	3,962,531	(3,732,970)	(216,800)	12,946
(unaudited)
The accompanying notes are an integral part of these financial statements

PREMIER HOLDING CORPORATION
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			May 18, 2007
			(inception of
	For the nine months ended		development stage)
	September 30,		through
	2011	2010	September 30, 2011
Cash flows from operating activities
Net loss	$(46,021)	$(31,094)	$(216,800)
Adjustments to reconcile net loss
to cash provided by (used in) operations:
Unrealized (gain)/loss on investments		7,142
Common stock issued for services	--	--	83,790
Loss on sale of investments	--	--	35,629
Operating Activities:
Purchases of investments	--	(15,706)	(242,172)
Proceeds from sale of investments	--	8,564	206,543
Inventory	(21,605)	--	(21,605)

Total Adjustments	(21,605)	(7,142)	62,185

Net cash provided by (used for) operating activities	(67,626)	(31,094)	(154,615)

Cash flows from financing activities
Advances from related parties	67,566	22,332	165,271
Issuance of Stock	48,250	--	48,250
Net cash provided by financing activities	115,816	22,332	213,521

Net cash increase (decrease) for the period	48,190	(8,762)	58,906

Cash, beginning of the period	10,716	19,478	--

Cash, end of the period	$58,906	$10,716	$58,906

Cash paid for interest	$--	$--	$--

Cash paid for income taxes	$1,600	$--	$1,600
Supplemental Schedule of Non-Cash Investing and Financing Activities: Debt Extinguished from Issuance of Common Stock	97,706

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. As of September 30, 2011 and December 31, 2010, the Company has $58,906 and $10,716 in cash, respectively.  The Company has no cash equivalents at September 30, 2011 or December 31, 2010.

Inventory

Inventories are stated at the lower of cost (first-in, first-out basis) or market value.  The inventory is limited to finished products, namely caskets.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2011 and December 31, 2010.

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

Investments

The Company accounts for its marketable securities, which are classified as trading securities, in accordance with generally accepted accounting principles for certain investments in debt and equity securities, which requires that trading securities be carried at fair value.  Unrealized gains and losses due to changes in fair value as well as realized gains and losses resulting from sales of securities are reported as Other Income/Expenses in the statement of operations.  Fair value of the securities is based upon quoted market prices in active markets or estimated fair value when quoted market prices are not available.  The cost basis for realized gains and losses is determined on a specific identification basis.  As of September 30, 2011, the Company owned no marketable securities.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception at January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services and compensation from inception through the period ended as presented.  The total amount of common stock issued for services since inception of development stage was 698,250 through December 31, 2010.  On January 29, 2011 the Company’s Board of Directors adopted a resolution to issue to Jack Gregory, The Company’s president and CEO, eight hundred and fourteen thousand two hundred and seventeen (814,217) shares of restricted stock of the Company in return for the cancellation of ninety seven thousand seven hundred six dollars ($97,706) of Company debt owed to Jack Gregory.  The price per share of the Company stock was set at $0.12 (twelve cents) and this price was determined from the previous issuance of shares at $0.12 to Jack Gregory.  The Company’s shares (PRHL) which are listed on the Bulletin Board were quoted $0.035 (three and one half cent) bid and no offer and there had been no shares traded since the inception of trading and as of January 28, 2011.  The amount of $97,706 was removed from the liabilities of the Company and appropriate adjustments made to the Company financial statements.  Since the Company had no cash or assets to pay this debt, it was decided to pay the debt with restricted stock of the Company.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash, investments and other current liabilities.  All instruments except investments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011 and December 31, 2010.  Investments are adjusted to fair market value at each reporting period.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2011 on a non-recurring basis:

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

NOTE 3 – Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at September 30, 2011:

	2011	2010
Resale Items	$21,605	$--

NOTE 4 – GOING CONCERN

The Company has just begun principal operations and as is common with a development stage company, the company has had recurring losses during its development stage.  The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred recurring net losses from operations resulting in an accumulated deficit of $3,732,970 and $216,800 before and after entering development stage, respectively, and a working capital deficit of $46,021 as of September 30, 2011. Management is actively pursuing new ventures to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.  On January 29, 2011, the Company’s Board of Directors resolved to issue to Jack Gregory, President and CEO, 814,217 shares of the Company’s restricted stock in return for cancellation of $97,706 Company debt owed to Jack Gregory.  The shares were valued at $0.12 (twelve cents) and this value was determined from the previous issuance of shares to Jack Gregory.  The shares of the Company are listed on the OTC Bulletin Board under the symbols PRHL.  Financing of the restoration of the Company and all ongoing operations had been through non-interest bearing loans from the President, Jack Gregory, however there can be no assurance that financing will continue in the same fashion.

NOTE 4 – GOING CONCERN - continued

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

The total accounts payable balance of $67,565 due to related parties, consists of all expenses paid for by the Company’s Chief Executive Officer Jack Gregory on behalf of the Company.

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

On September 12, 2011 the Company’s S-1 Registration to sell 1,000,000 shares at $0.25 became effective. As of September 30, 2011, 193,000 shares were sold and the Company increased its operating capital by $ 48,250. .

NOTE 7 – INCOME TAXES

	September 30, 2011	December 31, 2010
Deferred tax assets
Net operating loss carry forwards	$3,949,771	$3,903,750

Gross deferred tax assets	$1,382,420	$1,366,313
Less – Valuation allowance	$(1,382,420)	$(1,366,313)

Net deferred tax assets	$--	$--

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

NOTE 8 – SUBSEQUENT EVENTS

On September 12, 2011, the Company’s S-1 Registration was declared effective. The S-1 Registered 1,000,000 of the Company’s shares to be sold by the Company at $0.25 per share. As of September 30, 2011, the Company had sold 193,000 shares raising $48,250.working capital for the Company

Item 2:  Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations

The quarter ended September 30, 2011, resulted in a net loss of ($11,145) as compared to the net loss during the quarter ended September 30, 2010, of ($7,264). The Company had increased its losses from the prior fiscal year, same three-month period by $3,881 or approximately 53 percent. The increased loss resulted from SEC filing fees. The Basic and Diluted Loss per Share for the quarter ended September 30, 2011, is (.01 ).  The quarters ended September 30, 2011 and 2010 resulted in no revenue.

Liquidity

As of September 30, 2011, we had $58,906 in cash, with total current assets of $80,511 and total current liabilities of $67,565. The Company has a working capital of $12,946 and $ (86,990) as of September 30, 2011 and December 31, 2010.  The working capital increased during this time period.  We have an accumulated deficit of $3,949,770 and stockholders’ equity of $12,159 as of September 30, 2011.

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

We expect to hire additional clerical personnel as our operations grow, and commissioned salespersons on an independent contractor basis.  We do not anticipate any research or development costs.  We do not anticipate the acquisition of any material plant or equipment in the next 12 months, except for any storage facilities needed for the next 12 months, which will be rented storage space.  The storage space that the Company intends to use is in Porterville, California.  We are still considered to be a development stage company, with no revenue, however since the Company has received its first order of 64 caskets, the Company expects to derive revenue in its fourth quarter of the current year.

Item 2:  Management’s Discussion and Analysis or Plan of Operation - continued

During the next twelve months, we plan to satisfy our cash requirements by funding from our principals, on which we have survived since our inception.  However, we may be unsuccessful in raising additional equity financing, and, thus, not be able to satisfy our cash requirements. On September 12, 2011 the Company’s S-1 Registration became effective and as of September 30, 2011 the Company sold 193,000 shares to raise $48,500 for operating capital.

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

We have identified below some of our accounting policies that we consider critical to our business operations and the understanding of our results of operations. This is not a complete list of all of our accounting policies, and there may be other accounting policies that are significant to us. For a detailed discussion on the application of these and our other accounting policies, see note 2 to the financial statements for the period ended September 30, 2011, included in this Form 10Q.

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

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising expenses for the period ended September 30, 2011 however the Company expects to incur advertising cost starting in its fourth quarter.

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

Earnings (Loss) Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on September 30, 2011 and December 31, 2010.

Segment Reporting

Based on the Company's integration and management strategies, the Company operates in a single business segment. For the period ended September 30, 2011, the Company had no revenue.

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

PREMIER HOLDING CORPORATION

Date: October 27, 2011	By:	/s/ JACK GREGORY
JACK GREGORY
Chief Executive Officer and Director

Date: October 27, 2011	By:	/s/ JASMINE GREGORY
JASMINE GREGORY
Chief Financial Officer, Secretary and Director