Form 10-Q/A
period 2011-09-30
PREMIER HOLDING CORP.
filed 2011-11-01
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of November 1, 2011 the issuer had  1,856,169 shares of common stock outstanding.

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

PREMIER HOLDING CORPORATION

Date: November 1, 2011	By:	/s/ JACK GREGORY
JACK GREGORY
Chief Executive Officer and Director

Date: November 1, 2011	By:	/s/ JASMINE GREGORY
JASMINE GREGORY
Chief Financial Officer, Secretary and Director