Form 10-K
period 2011-12-31
PREMIER HOLDING CORP.
filed 2012-04-11
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-53824

PREMIER HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Journey, #250	92656
Aliso Veijo, California	Zip Code)

Registrant’s telephone number, including area code 559-732-8177

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes[ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes[ ] No[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller Reporting Company [x]	Non-Accelerated Filer [ ]
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2012 was 45,567,020 shares.

1

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

On September 11, 2008, the company’s registration under the Securities and Exchange Act of 1934 was revoked pursuant to Section 12 (j) of the Act for failure to file periodic reports as required by Section 12(g) of the Act and trading of the Company’s common stock on the pink sheets was suspended. The Company has re-registered its stock under the Act and after successfully filing a 15C-211 has once again obtained a quotation of our common stock. The Company stock is now quoted on the OTC Bulletin Board with the symbols PRHL.

Businesses

At the time the company’s registration under the Securities Exchange Act was revoked, the company had no business and was seeking an acquisition or merger candidate. Since then, the company developed a plan of operations to exploit an opportunity it had with Ace Casket Company to order caskets for below the normal wholesale cost of $685 per unit. The caskets were marketed to Indian reservations and to low income groups at a discounted retail price of $750 per unit. The caskets were marketed first to individuals through registered representatives, then to funeral homes, and finally through media advertising. The final attempt at marketing involved a direct presentation of our caskets to the Tule River Indian Tribal Council in Porterville, California. The Company sold its inventory of caskets for $10,000, but has not restocked its inventory and will re-evaluate its marketing strategy for the coming year.

At year end, the Company formed a wholly-owned subsidiary, WePower Ecolutions Inc., and acquired assets from WePower, LLC and Green Central Holdings, Inc. WePower, LLC will offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. The business expects to deliver green solutions, branded specifically by the business as "ecolutions", which include best of class alternative energy technologies, wind turbines, solar-power systems, smart active controls for outdoor and indoor lighting systems, energy and power control management systems, fuel reduction solutions for transportation and other technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements, energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

Industry

Since the Company sold its entire inventory of caskets, before re-stocking inventory, management will re-evaluate its marketing strategy for the coming year taking into consideration all aspects of marketing and product availability and relocation of its warehouse/showroom.

Marketing

In April 2011, the Company received its first container of caskets and set up a warehouse with showroom for the five models of caskets in the inventory. Management embarked on an intensive sales campaign with sales representatives and members of management visiting, in person, various funeral home directors. A full color catalogue was produced for the funeral homes. A web-site, PremierHoldingCorporation.com, was established and shows the five models that were available.

Direct sales to individuals was also attempted with advertisements in local magazines and print media.

Management’s original intent was to sell caskets to the local Indian tribe. With the death of a member of an Indian family, the Indian family is given a cash stipend of $5,000 for burial costs. Currently, much of the $5,000 is spent for the casket and with this in mind, the Tule River Indian Council was approached and a presentation was made to the Council, offering them caskets at deep discounts. The Council was offered caskets at $500 each. This offer was taken into consideration, and the Company will be notified of the Council’s decision. After reviewing the entire year results of marketing techniques the Company will re-evaluate its marketing strategy for the coming year.

Employees

We currently employ three management level employees. The Company may require additional employees in the future. The Company believes its relations with its employees is good.

Patents

The Company holds no patents and has no intellectual property.

Government Regulation

No government approval is necessary for any Company activity.

Competition

Since the Company is going to re-evaluate its position selling discounted caskets, Competition will play a major role in the decision in the marketing strategy to be use in the coming year. After selling the original inventory of caskets, the inventory has not been restocked and the Company’s future marketing strategy will determine the style and price range that will be used. The relocation of the warehouse and display room likewise will have to be evaluated.

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

The Company has sold its inventory of caskets but has not restocked its inventory. Currently the Company is evaluating its future course and the cash needs of the Company are unknown. The marketing strategy for the coming year will determine the cash needs for casket sales. The Company filed an S-1 Registration and sold 5,000,000 shares at $0.05 to raise capital for Company operations.

Our management has no experience in any particular business, and this may affect our ability to operate successfully.

Our management has no prior experience in selling caskets. This lack of experience may affect our ability to operate successfully.

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

The report of our independent accountants on our December 31, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain funding and develop a profitable operation. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II

Item 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed and quoted on the over-the-counter Bulletin Board. The Company successfully filed a Form 15C-211 with FINRA for a quotation on the over-the-counter bulletin board and is quoted under the symbols PRHL.

Holders

As of December 31, 2011, there were 8,801,404 shares of common stock issued and outstanding held by approximately 354 holders of record.

Dividends

Our board of directors has not declared a cash dividend on our common stock during the last two fiscal years.

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

2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules

3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

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

Unregistered Sales of Securities

On January 29, 2011, officer and director Jack Gregory was issued 4,071,085 shares of restricted stock, valued at $0.024 per share based on the market price of the Company’s stock and adjusted due to the forward stock split noted in Note 10, for retirement of a debt of the Company owed to Jack Gregory for the amount of $97,706.

On December 30, 2011, 139,885 shares of restricted stock were issued to Jack Gregory, for payment of debt owed to him in the amount of $48,960 in reliance upon the exemption from registration contained within Section 4(2) of the Securities Act of 1933. No gain was recognized on this transaction due to the fact that it was between the Company and a related party.

Item 5. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of the issuer are attached.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

For the year ended December, 31, 2011, we had a net loss of $3,122,806 as compared to a net loss of $35,775 for the year ended December 31, 2010. Our accumulated deficit as of December 31, 2011 was $3,293,586. These conditions raise substantial doubt about our ability to continue as a going concern over the next twelve months.

The Company had operations during the year ending December 31, 2011. Currently, the Company is evaluating the results of its efforts selling caskets and has not restocked its inventory and a new marketing strategy will be considered for the coming year. All options going forward will be explored.

At year end, the Company formed a wholly-owned subsidiary, WePower Ecolutions Inc., and acquired assets from WePower, LLC and Green Central Holdings, Inc. WePower, LLC will offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. The core business expects to deliver green solutions, branded specifically by the business as "ecolutions", which include best of class alternative energy technologies, wind turbines, solar-power systems, smart active controls for outdoor and indoor lighting systems, energy and power control management systems, fuel reduction solutions for transportation and other technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements, energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

Revenue

Revenue for the year ended December 31, 2011 included the sale of $10,000 worth of caskets, the entire inventory balance prior to the acquisitions described in Note 9. No revenue was recorded for the year ended December 31, 2010.

Cost of Sales

Cost of sales of $38,629 for the year ended December 31, 2011 included the purchase of $21,605 worth of caskets, the entire inventory balance prior to the acquisitions described in Note 9 and the write-off of inventory acquired from WePower, LLC at a cost basis of $17,024 for which the full amount was impaired at December 31, 2011. No costs of sales were recorded for the year ended December 31, 2010.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2011 were $3,087,833, compared to $29,212 for 2010. The increase in our stock issuance expense of $3,038,105 and $49,728 of general and administrative expenses consisted of professional fees related to the company’s public fillings.

Other income and expenses

Other income and expenses included interest expense of $6,344 for the year ending December 31, 2011.

Gain on investments

Earnings on investments for the year ended December 31, 2011 were $0, compared to $579 for 2010. There were no investments made in 2011.

Loss on sale of investments

Loss on sale of investments for the year ended December 31, 2011 were $0, compared to $7,142 for 2010. The Company was not involved in investment activity for the year ending December 31, 2011.

Net operating loss

The net operating losses for the year ended December 31, 2011 and 2010 were $3,116,462 and $29,212 respectively. Our net operating loss consisted primarily of stock issuance costs and professional fees noted above as well as a net loss of $11,605 from the caskets business and impairment of inventory of $17,024 from the acquisition of WePower, LLC.

Liquidity and Capital Resources

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2010, we had a working capital deficit of $86,990 and for the year ending December 31, 2011, our working capital was $259,948. Our poor financial condition raises substantial doubt about our ability to continue as a going concern and we have incurred losses since inception and may incur future losses.

The company has focused since its inception on forming its corporate structure, developing its business plan and raising capital. The company is a development stage company with a plan of operations as set forth below.

The registrant’s plans to exploit an opportunity with Ace Casket Company did not result as originally hoped. After selling its original inventory of caskets, the Company did not restock its inventory and the Company will re-evaluate its marketing strategy for the coming year and changes will be made after a review of the full year results.

At year end, the Company formed a wholly-owned subsidiary, WePower Ecolutions Inc., and acquired assets from WePower, LLC and Green Central Holdings, Inc. WePower, LLC will offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. The core business expects to deliver green solutions, branded specifically by the business as "ecolutions", which include best of class alternative energy technologies, wind turbines, solar-power systems, smart active controls for outdoor and indoor lighting systems, energy and power control management systems, fuel reduction solutions for transportation and other technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements, energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

We expect to hire additional clerical personnel as our operations grow. We do not anticipate any research or development costs. We are still considered to be a development stage company.

During the next twelve months, we plan to satisfy our cash requirements with funds raised by the Company’s S-1 Registration of 5,000,000 shares sold at $0.05 ($250,000), plus we expect to raise additional funds.

We anticipate the need to raise a minimum of $1,080,000 to satisfy our cash requirements for the next twelve months. The estimate of $1,080,000 for the next 12 months of operating includes the expected costs related to the existing casket business and efforts to start a second segment focused on clean energy products, plus costs of accounting, audit fees, legal costs, corporate charter fees, filing costs, and transfer agent fees. The Company will seek these funds in exchange for its securities, that may consist of common stock, preferred stock, warrants, promissory notes, and other debt instruments. There is no assurance that funds will be available on reasonable terms from any source.

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

Item 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are attached as Exhibits to Item 15 and are hereby incorporated by reference.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 8A – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, who are our principal executive officer and principal financial officers, respectively, concluded that, as of the end of the period ended December 31, 2011, our disclosure controls and procedures were not effective (1) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to us, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  No matter how well conceived and operated, our disclosure controls and procedures can provide only a reasonable level of assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management has identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2011, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We have not documented our internal controls.  We have limited policies and procedures that cover the recording and reporting of financial transactions and accounting provisions.  As a result we may be delayed in our ability to calculate certain accounting provisions.  While we believe these provisions are accounted for correctly in the attached audited financial statements our lack of internal controls could lead to a delay in our reporting obligations.  We were required to provide written documentation of key internal controls over financial reporting beginning with our fiscal year ending December 31, 2009.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

4. Effective controls over transactions were not maintained.  Specifically, controls were not designed and in place to ensure that contingencies were properly reflected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c) Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we hope to engage a third-party firm to assist us in remedying this material weakness.

(d) Changes in Internal Control over Financial Reporting

There are no changes to report during our fiscal quarter ended December 31, 2011.

PART III

Item 10. Directors and Executive Officers of the Registrant

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of the Company are as follows:

Name	Age	Position
Jack Gregory	81	CEO
Jasmine Gregory	71	CFO, Secretary

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

Jasmine Gregory - Mrs. Gregory is the current Chief Financial Officer, Secretary and Director of the company and has been since May 18, 2007. From March 2001 through December 2003, she was Secretary and Director of Jasmine’s Garden, a publicly held company. From 1960 through 1978, while raising her children, she was active in studying art, coordinating fashion shows, and designing evening wear. From 1979 through 1982, Ms. Gregory designed and manufactured a contemporary women’s dress line. From 1983 through 1997, Ms. Gregory competed in states and international photography competitions. Since 1998, she has been using computer graphics to generate true to life images of fruits and plants in her new greeting card collection. She holds an A.A. in fashion design from Los Angeles Trade Tech. College, and studied computer graphics at Porterville College.

-------------------

*Jack Gregory and Jasmine Gregory are husband and wife.

Code of Ethics

The Company has adopted a Code of Ethics and has filed it with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of the Company, for each of the Company’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Gregory, CEO	2011 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Jasmine Gregory, Secretary	2011 2010	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

The company has not entered into employment contracts with its executive officers. There are no outstanding equity awards or options to officers issued or outstanding

During the fiscal year ended December 31, 2011, the Company issued restricted stock valued at $146,666 to its Chief Executive Officer, Jack Gregory, in discharge of debt owed to Dr. Gregory.

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

Meetings and Attendance

Our Board of Directors is required by our bylaws to hold regularly scheduled annual meetings. In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution. Our Board met 4 times during the past fiscal year.

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

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of our common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of our outstanding common stock, in each case as of December 31, 2011. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

The following table presents certain information regarding beneficial ownership of the Company’s Common stock as of December 31, 2011, by (I) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of Premier Holding Corp., (iii) each Named Executive Officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director - 4705 W. Addisyn Court Visalia, CA 93291	939,885	2.14%

GREEN CENTRAL HOLDINGS INC

18101 VON KARMAN 3RD FL

IRVINE, CA 92612

ICAPITAL ADVISORY LLC

18101 VON KARMEN

3RD FLOOR

IRVINE, CA 92612

WEPOWER ENERGY CORP

32 JOURNEY #250

ALISO VIEJO, CA 92656

WEPOWER, LLC.

32 JOURNEY #250

ALISO VIEJO, CA 92656

	14,053,595 2,254,100 2,254,100 16,497,695	31.93% 5.12% 5.12% 37.49%

The registrant is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the registrant, other than as set forth above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On or about November 15, 2007, officer and director Jack Gregory was issued 3,491,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933. The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter. Jack Gregory is not an independent director. A fair valuation of stock granted of $0.024 per share was made by the board of directors, due to the lack of a quoted market value of the stock.

On January 29, 2011 the Company issued to the Company Chief Executive Officer, Jack Gregory, 4,071,085 shares of restricted stock to retire a debt of $97,706 owed by the Company to Jack Gregory. No gain or loss was recognized from this transaction as it was a related party transaction. The fair market value of the stock issued on January 29, 2011 was equal to the amount of debt retired.

The Company’s Chief Executive Officer Jack Gregory has advanced $70,636 to the Company for the payment of general and administrative expenses. This advance was recorded as an interest free loan. This loan was retired, on December 8, 2011, with the payment of $21,676 to Jack Gregory and the issuance of 139,885 shares of restricted stock valued at $48,960 based on the closing market price of the Company’s stock on the date of the transaction. No gain or loss was recognized as the transaction was between related parties.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In June 2011, the Company retained M&K CPAS, PLLC as our principal accountants to audit the financial statements for the fiscal ended December 31, 2011. We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Audit Committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements. Fees for 2011 and 2010 are $12,500 and $9,000 respectively, which is related to the review and audit of Company financial statements.

Tax Fees

No fees were paid to the former accountant for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were paid to the former accountant for any other services.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)    The following documents are filed as part of this report:

Report of Independent Registered Certified Public Accountant

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

(b)	The following exhibits are filed as part of this report:

EX. NO.	DESCRIPTION	INCORPORATION BY REFERENCE

31.1	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Accounting Officer	Filed herewith
32.1	Section 1350 Certification of Chief Executive Officer	Filed herewith
32.2	Section 1350 Certification of Chief Accounting Officer	Filed herewith
15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

(A Development Stage Company)

We have audited the accompanying balance sheets of Premier Holding Corporation (the “Company”) (A Development Stage Company) as of December 31, 2011 and 2010 , and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. The financial statements for the period May 18, 2007 (re-entry to development stage) through December 31, 2009, were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Holding Corporation as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company does not have significant sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

PREMIER HOLDING CORPORATION (a development stage company) AUDITED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$259,948	$10,716
TOTAL CURRENT ASSETS	259,948	10,716

TOTAL ASSETS	$259,948	$10,716

LIABILITY AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Due to related parties	$-	$97,706
TOTAL CURRENT LIABILITIES	-	97,706

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, 100,000,000 shares authorized,
44,007,020 and 4,244,790, respectively, issued and outstanding, par value $.0001;	4,401	425
Additional Paid-in-Capital	7,282,103	3,816,335
Retained earnings – Before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(3,293,586)	(170,780)
	259,948	(86,990)

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY (DEFICIT)	$259,948	$10,716

See accompanying notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) Audited Statements of Operations For the years ended December 31, 2011 and 2010 and the period from May 18, 2007 to December 31, 2011
	For the year ended December 31		May 18, 2007 (re-entry to development stage) through
	2011	2010	December 31, 2011

Revenues, net	$10,000	$-	$10,000
Cost of Goods Sold	(38,629)	-	(38,629)
Gross Profit	(28,629)	-	(28,629)
Operating expenses
General and administrative	3,087,833	29,212	(3,224,818)
Total operating expenses	3,087,833	29,212	(3,224,818)

Operating loss	(3,116,462)	(29,212)	(3,253,447)

Other income (expense)

Interest Expense	(6,344)	-	(6,344)
Other income (expense)	-	-	980
Gain (loss) on investments	-	579	854
Gain (loss) on sale of investments	-	(7,142)	(35,629)
Total other income (expense)	(6,344)	(6,563)	(40,139)

Net loss	$(3,122,806)	$(35,775)	$(3,293,586)

Earnings per common share	$(0.38)	$(0.01)

Weighted average shares outstanding – basic and diluted	8,293,295	4,813,152

See accompanying notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) STATEMENTS OF CASH FLOWS For the years ended December 31, 2011 and 2010 and the period from May 18, 2007 through December 31, 2011

	For the years ended December 31, 2011 2010		May 18, 2007 (re-entry to development stage) through December 31, 2011

Cash flows from operating activities
Net income	$(3,122,806)	$(35,775)	$(3,293,586)
Adjustments to reconcile net income
to cash provided from operations:
Stock issuance expense	3,038,105	-	3,038,105
Common stock issued for services	-	-	83,790
Impairment Loss	17,024	-	17,024
Imputed interest expense	6,344	-	6,344
Loss on sale of investments	-	7,142	35,629
Net cash used for operating activities	(61,333)	(28,633)	(112,694)
Cash flows from investing activities:
Purchase of investments	-	(15,706)	(242,172)
Proceeds from sale of investments	-	8,564	206,543
Net cash used for investing activities	-	(7,142)	(35,629)
Cash flows from financing activities:
Common stock issued for cash	250,000	-	250,000
Capital contributed for operations by related parties	11,605	-	11,605
Net Advances from related parties	48,960	27,013	146,666
Cash provided by financing activities	310,565	27,013	408,271
Net cash increase (decrease) for period	249,232	(8,762)	259,948

Cash, beginning of the period	10,716	19,478	-

Cash, end of the period	259,948	10,716	259,948
Supplement Schedule of Non-Cash Investing and Financing Activities
Debt Extinguished from Issuance of Common Stock	146,666	-	-
Common stock issued for acquired assets	17,024	-	-

See accompanying notes to financial statements

PREMIER HOLDING CORPORATION (a development stage company) STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) May 18, 2007 (Inception) to December 31, 2011

	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings Prior to Development Stage	Deficit Accumulated During Development Stage	Total

Balance, May 18, 2007	1,510,665	$151	$3,732,819	$(3,732,970)	$-	$-

Stock issued for payment reimbursement and services by CEO	3,491,250	349	83,441	-	-	83,790

Net loss	-	-	-	-	(83,790)	(83,790)

Balance, December 31, 2007	5,001,915	$500	3,816,260	$(3,732,970)	$(83,790)	$-

Net loss	-	-	-	-	(10,985)	(10,985)

Balance, December 31, 2008	5,001,915	$500	$3,816,260	$(3,732,970)	$(94,775)	$(10,985)

Net loss	-	-	-	-	(40,230)	(40,230)

Balance, December 31, 2009	5,001,915	$500	$3,816,260	$(3,732,970)	$(135,005)	$(51,215)

Cancellation of Stock	(757,125)	(76)	76	-	-	-

Net loss	-	-	-	-	(35,775)	(35,775)

Balance, December 31, 2010	4,244,790	$424	$3,816,336	$(3,732,970)	$(170,780)	$(86,990)

Stock issued for payment reimbursement and services by CEO	4,210,970	422	146,244	-	-	146,666

Shares issued for acquisitions	30,551,290	3,055	3,052,074	-	-	3,055,129

Shares issued for cash	5,000,000	500	249,500	-	-	250,000

Imputed Interest	-	-	6,344	-	-	6,344

Contributed Capital	-	-	11,605	-	-	11,605

Net loss	-	-	-	-	(3,122,806)	(3,122,806)

Balance, December 31, 2011	44,007,020	$4,401	$7,282,103	$(3,732,970)	$(3,293,586)	259,948
See accompanying notes to financial statements

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 1 – DESCRIPTION OF BUSINESS

Organization and Basis of Presentation

Premier Holding Corporation (“the Company”) was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990.

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

Nature of Businesses

The Company is engaged in the business of selling caskets through a commissioned sales force. The Company launched its casket sales business in February 2011 by ordering its first container of 64 caskets and leased a warehouse in Porterville, California, which serves as the distribution center for Tulare County, California, and as a showroom and sales office. The Company offers five models of 20 gauge steel caskets in five different colors at the retail price of $950, with free shipping in Tulare County. In addition, customers can order caskets in solid bronze, copper, stainless steel, solid hardwood, orthodox and veneers on higher pricing scales. A variety of urns are also available. The Company’s supplier is Ace Casket Company of China. A sales force comprised of commissioned independent contractors serves as the sales department for the Company.

At year end, the Company formed a wholly-owned subsidiary, WePower Ecolutions Inc., and acquired assets from WePower, LLC and Green Central Holdings, Inc. WePower, LLC will offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. The business expects to deliver green solutions, branded specifically by the business as "ecolutions", which include best of class alternative energy technologies, wind turbines, solar-power systems, smart active controls for outdoor and indoor lighting systems, energy and power control management systems, fuel reduction solutions for transportation and other technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements, energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

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

Revenue Recognition

The Company’s businesses are to sell caskets through a commissioned sales force and to offer clean energy products and services to commercial markets and developers and management companies of a large scale residential developments. During 2011, one casket sales transaction was recorded and no clean energy products sales were completed.

The company orders caskets for below the normal wholesale cost and markets them to Indian reservations and to low income groups at a discounted retail price of $750 per unit. During 2011, the Company sold its inventory of caskets below initial cost and has not restocked its inventory and will re-evaluate its marketing strategy for the coming year.

In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per   the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

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

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on December 31, 2011 and 2010.

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

Stock-Based Compensation

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

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash and other current liability. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2011 and 2010.

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

NOTE 3 – DEVELOPMENT STAGE COMPANY

As is common with a development stage company, the company has had recurring losses during its development stage. The company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company filed an S-1 Registration to sell 5,000,000 shares at $0.05 and that Registration was completed thus making $250,000 available for Company operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, officer and director Jack Gregory was issued 3,491,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933. The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

On January 29, 2011, officer and director Jack Gregory was issued 4,071,085 shares of restricted stock, valued at $0.024 per share based on the market price of the Company’s stock and adjusted due to the forward stock split noted in Note 10, for retirement of a debt of the Company owed to Jack Gregory for the amount of $97,706.

During the current year, the Company’s Chief Executive Officer, Jack Gregory, had advanced $70,636 to the Company for the payment of general and administrative expenses. The advance was recorded as an interest free loan. We, therefore, imputed interest of $6,344, charging income and increasing additional paid in capital. The debt for the advance was retired with the issuance of 139,885 shares of restricted stock with a fair value of $12,590, valued at $0.09 per share, based on the market price of the Company’s stock, and a cash payment of $21,676 resulting in an increase to additional paid-in-capital of $48,957. No gain was recognized on this transaction due to the fact that it was between the Company and a related party.

In December 2011, the Company’s Chief Executive made a capital contribution of $11,605 for operations.

Since May 18, 2007, all activities of the company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

On December 29, 2011, the Company issued 16,497,695 shares of common stock to WePower, LLC, a related party, valued at $1,649,770 based on the market price of the Company’s stock, to acquire the assets described in Note 9.

On December 29, 2011, the Company issued 14,053,595 shares of common stock to Green Central Holdings, Inc., a related party, valued at $1,405,359 based on the market price of the Company’s stock, to acquire the assets described in Note 9.

NOTE 5 – COMMON STOCK

The Company’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value. As of May 30, 2007 the Company had issued and outstanding 1,508,750 common stock shares. On August 20, 2007 during a special meeting of the Company’s Board of Directors the Chief Executive Officer and sole director of the Company presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks. Since the Company had no cash or other assets at that date with which to reimburse the Chief Executive Officer the Board of Directors determined that the only feasible way for the Company to reimburse the Chief Executive Officer was to issue restricted common shares.

On or about November 15, 2007, the Company issued 3,491,250 shares of restricted common stock to its Chief Executive Officer to reimburse $43,759 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150 for a total of $83,790. Since the Company was insolvent and had no assets and no market, the Board of Directors determined that the stock should be issued at a value of $.024 per share.

On November 13, 2008 the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to reverse its shares on a 1:40 basis. The financial statements have been adjusted for all periods presented to reflect this split.

On November 12, 2010, an 8K was filed disclosing the Company’s Board of Directors adoption of a resolution to cancel 757,125 shares of common stock held by Hoi Wai Investments Limited, and beneficially owned by former officer and director, Ching Lung Po and return to the company. The shares represented approximately 15% of the outstanding common share capital of the Company. Upon cancellation the value of the shares were considered contributed capital.

On January 29, 2011, the Company retired a debt of $97,706 with the issuance of 4,071,085 shares of restricted stock to its Chief Executive Officer, Jack Gregory. The shares were valued at $0.024 per share based on the market price of the Company’s stock, adjusted for the forward stock split described in Note 9. No gain or loss was recognized in this transaction due to the fact that it was between the Company and a related party.

On September 12, 2011, the Company’s S-1 Registration to sell 5,000,000 shares at $0.05 became effective. As of December 31, 2011, 5,000,000 shares were sold and the Company increase its operating capital by $250,000.

On December 8, 2011 the Company retired a debt of $70,636 owed to Jack Gregory by issuance of 139,885 shares of restricted stock of the Company valued at $12,590, based on the market price of the Company’s stock of $0.45, divided by 5 to equal $0.09 due to the forward stock split described in Note 9, and a payment of $21,676, resulting in an increase to additional paid-in-capital of $48,957. No gain or loss was recognized in this transaction due to the fact that it was between the Company and a related party.

On December 29, 2011, the Company issued 16,497,695 shares of common stock to WePower, LLC, a related party, valued at $1,649,770 based on the market price of the Company’s stock, to acquire the assets described in Note 9.

On December 29, 2011, the Company issued 14,053,595 shares of common stock to Green Central Holdings, Inc., a related party, valued at $1,405,359 based on the market price of the Company’s stock, to acquire the assets described in Note 9.

NOTE 6 GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has accumulated shareholder’s deficit during and before development stage of $7,026,556 and total equity of $259,948 through the fiscal year ended December 31, 2011. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet. The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – INCOME TAXES

	At December 31, 2011	At December 31, 2010
Deferred tax assets:
Net operating loss carry forwards	$3,965,083	$3,903,750
Deferred tax assets	$1,387,779	$1,366,313
Less – Valuation allowance	(1,387,779)	(1,366,313)
Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 – INVESTMENTS

As shown in the accompanying consolidated financial statements, the Company had earnings on investments for the year ended December 31, 2010 of $579. The company sold all investments within the same year as purchased when it became obvious that the cost of commissions heavily outweighed any advantage. The original purchase of investment was $15,706, and the loss on sale of investments for the year ended December 31, 2010 was $7,142. The company had no investment activity in 2011.

NOTE 9 – ACQUISITIONS

Acquisition of WePower, LLC

On December 29, 2011, the Company acquired additional assets of WePower, LLC including the inventory, phone list, marketing databases, marketing materials, various trademarks and patent applications related to green energy products and services. This acquisition allows the Company to offer clean energy products and services to commercial markets and developers management companies of large scale residential developments. Under the terms of the asset purchase agreement, the Company issued 16,497,695 shares of common stock to WePower, LLC. valued at $1,649,770 based on the market price of the Company’s stock, adjusted by the forward stock split described in Note 10, to acquire the assets.

The acquisition of WePower, LLC was accounted for as a related party transaction due to the fact that as of December 31, 2011, two days after the transaction date, WePower, LLC was approximately a thirty-seven percent shareholder of the Company. The ownership structure of the Company did not change as a result, nor did the board of director’s composition change as WePower, LLC does not control a seat on the board of directors. In addition, no changes in officers occurred a result of the acquisition.

No pro forma reporting was prepared for this acquisition as the underlying assets acquired do not have any past revenues associated with their operations. As the assets acquired were from a related party, and no value was assigned to the identified assets noted above, other than the inventory which had a cost basis of $17,024, the assets were brought into the Company at their cost of $17,024; with the difference between cost and the total value of stock issued recorded in expense. See below for the purchase price allocation:

Inventory (at cost)	$17,024
Stock issuance expense	$1,632,746
Common stock, based on par value of $0.0001	($1,650)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	($1,648,120)

Immediately after the acquisition was recorded, the inventory balance was tested and found to be impaired; therefore, at December 31, 2011, the inventory balance was stated at fair value of $0.

Acquisition of Green Central Holdings, Inc.

On December 29, 2011, the Company acquired additional assets of Green Central Holdings, Inc. including sales leads, marketing materials, distribution agreements, and joint venture agreements related to green energy products and services. This acquisition allows the Company to offer clean energy products and services to commercial markets and developers management companies of large scale residential developments. Under the terms of the asset purchase agreement, the Company issued 14,053,595 shares of common stock to Green Central Holdings, Inc. valued at $1,405,359 based on the market price of the Company’s stock, adjusted by the forward stock split described in Note 10, to acquire the assets.

The acquisition of Green Central Holdings, Inc. was accounted for as a related party transaction due to the fact that as of December 31, 2011, two days after the transaction date, Green Central Holdings, Inc. was approximately a thirty-two percent shareholder of the Company. The ownership structure of the Company did not change as a result, nor did the board of director’s composition change as Green Central Holdings, Inc. does not control a seat on the board of directors. In addition, no changes in officers occurred a result of the acquisition.

No pro forma reporting was prepared for this acquisition as the underlying assets acquired do not have any past revenues associated with their operations. As the assets acquired were from a related party, and no value was assigned to the identified assets noted above, the assets were brought into the Company at their cost of $0; with the total value of stock issued recorded in expense. See below for the purchase price allocation:

Stock issuance expense	$1,405,359
Common stock, based on par value of $0.0001	($1,405)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	($1,403,954)

NOTE 10 – SUBSEQUENT EVENTS

On February 7, 2012, the Company issued a forward stock split in the amount of 5 shares for every one existing share. Subsequent to this event in February the Company issued 1,560,000 post-split-shares at $0.25 per share for gross proceeds of $390,000.

On February 22, 2012, the Company appointed Kevin B. Donovan to serve as Chief Executive Officer of the Company’s wholly-owned subsidiary, WePower Ecolutions Inc. Concurrently, Mr. Donovan was asked to join the board of directors of the Company.

On February 24, 2012, two of the Company’s directors, Jack Gregory and Jasmine Gregory, submitted their resignations as directors of the Company. As such, Mr. Donovan is the sole director of the Company. Jack Gregory will continue to serve as the Company’s CEO and Jasmine Gregory will continue to serve as the Company’s CFO and Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2012	PREMIER HOLDING CORP. Registrant By: /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2012	By: /s/ JACK GREGORY JACK GREGORY CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2012	By: /s/ JASMINE GREGORY JASMINE GREGORY CHIEF FINANCIAL OFFICER, (PRINCIPAL FINANCIAL OFFICER)

