Form 10-Q
period 2012-03-31
PREMIER HOLDING CORP.
filed 2012-05-18
CIK 1030916

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

PREMIER HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53824	88-0344135
(State or other jurisdiction of incorporation or organization)	(commission file no.)	(IRS Employee Identification No.)

32 Journey, #250, Aliso Veijo, California 92656

(Current Address of Principal Executive Offices)

(888) 766-8311

(Issuer Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2of the Exchange Act). Check one:

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock of the issuer outstanding as of May 10, 2012 was 46,207,020.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION
(a development stage company)
Consolidated Balance Sheets
	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$264,171	$259,948
Accounts Receivable	54,500	-
Employee Advances	10,000	-
Prepaid expenses	53,677	-
Total current assets	382,348	259,948
Other assets	1,430	-
Total Assets	$383,778	$259,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,799	$-
Related party payable	69,710	-
Accrued expenses	32,509	-
Total current liabilities	131,018	-
Total liabilities	131,018	-
Stockholders’ Equity:
Common Stock, 100,000,000 shares authorized, par value $.0001, 45,567,020 and 44,007,020, respectively, issued and outstanding.	4,557	4,401
Common Stock Payable	14,600	-
Additional Paid-in-Capital	7,712,489	7,282,103
Retained earnings - before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(3,745,916)	(3,293,586)
Total Stockholders’ Equity	252,760	259,948
Total Liabilities and Stockholders’ Equity	$383,778	$259,948

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION
(a development stage company)
Unaudited Consolidated Statements of Operations
For the three month periods ended March 31, 2012 and 2011
and the period from May 18, 2007 to March 31, 2012

			May 18, 2007
			(re-entry to development
	Three months ended		stage) through
	March 31,		March 31,
	2012	2011	2012
Revenues:	$ 59,500	$-	$69,500
Cost of Sales	(26,969)	-	(65,598)
Gross Profit	32,531	-	3,902

Operating expenses:
Selling, general and administrative	(484,628)	(20,980)	(3,709,446)
Total operating expenses	(484,628)	(20,980)	(3,709,446)
Operating loss	(452,097)	(20,980)	(3,705,544)

Other income (expense):
Interest expense	(233)	-	(6,577)
Other income (expense)	-	-	980
Gain (loss) on investments	-	-	854
Gain (loss) on sale of investments	-	-	(35,629)
Total other income (expense)	(233)	-	(40,372)

Net loss	$ (452,330)	$(20,980)	$(3,745,916)

Loss per common share — basic and diluted	$ (0.01)	$(0.003)

Weighted average number of common shares outstanding during the period	44,687,490	8,315,845

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION
(a development stage company)
Unaudited Consolidated Statements of Cash Flows
For the three month periods ended March 31, 2012 and 2011
and the period from May 18, 2007 through March 31, 2012

			May 18, 2007
			(re-entry to development
	For the three months ended		stage) through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(452,330)	$(20,980)	$(3,745,916)
Adjustments to reconcile net loss to cash used in operations:
Common stock issued for services	55,142	-	138,932
Stock issuance expense	-	-	3,038,105
Impairment loss	-	-	17,024
Loss on sale of investments	-	-	35,629
Imputed interest expense	-	-	6,344
Change in operating assets and liabilities:
Inventory	-	(21,604)	-
Accounts receivable	(54,500)	-	(54,500)
Prepaid expenses	(65,107)	-	(65,107)
Accounts payable	28,799	-	28,799
Related party payable	69,710		69,710
Accrued expenses	32,509	-	32,509
Net cash used in operating activities	$(385,777)	$(42,584)	$(498,471)

Cash flows from investing activities:
Purchase of investments	$-	$-	$(242,172)
Proceeds from the sale of investments	-	-	206,543
Net cash used in investing activities	$-	$-	$(35,629)

Cash flows from financing activities:
Capital contributed for operations by related parties	$-	$-	$11,605
Net advances from related parties	-	42,584	146,666
Common stock issued for stock	390,000	-	640,000
Net cash provided by financing activities	$390,000	$42,584	$798,271

Net increase in cash and cash equivalents	$4,223	$-	$264,171

Cash and cash equivalents at beginning of period	$259,948	$10,716	$-

Cash and cash equivalents at end of period	$264,171	$10,716	$264,171

Supplemental Schedule of Non-Cash Investing and Financing Activities
Debt Extinguished from Issuance of Common Stock	$-	$-	$146,666
Common stock issued for acquired assets	$-	$-	$17,024

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION
(a development stage company)
Unaudited Consolidated Statement of Shareholder's Equity (Deficit)

							Retained	Deficit
							Earnings	Accumulated
					Additional	Common	Prior to	During
	Common Stock				Paid-in	Stock	Development	Development
	Shares		Amount		Capital	Payable	Stage	Stage	Total
Balance, May 18, 2007	1,510,665	$	$ 151	$	$ 3,732,819	$-	$ (3,732,970)	$-	$-
Stock issued for payment reimbursement and services by CEO	3,491,250		349		83,441	-	-	-	83,790
Net loss	-		-		-	-	-	(83,790)	(83,790)
Balance, December 31, 2007	5,001,915	$	$ 500		$3,816,260	$-	$ (3,732,970)	$(83,790)	$-
Net loss	-		-		-	-	-	(10,985)	(10,985)
Balance, December 31, 2008	5,001,915	$	$ 500		$3,816,260	$-	$ (3,732,970)	$(94,775)	$(10,985)
Net loss	-		-		-	-	-	(40,230)	(40,230)
Balance, December 31, 2009	5,001,915	$	$ 500		$3,816,260	$-	$(3,732,970)	$(135,005)	$(51,215)
Cancellation of Stock	(757,125)		(76)		76	-	-	-	-
Net loss	-		-		-	-	-	(35,775)	(35,775)
Balance, December 31, 2010	4,244,790		$424		$3,816,336	$-	$(3,732,970)	$(170,780)	$(86,990)
Stock issued for payment reimbursement and services by CEO	4,210,970		422		146,244	-	-	-	146,666
Shares issued for acquisitions	30,551,290		3,055		3,052,074	-	-	-	3,055,129
Shares issued for cash	5,000,000		500		249,500	-	-	-	250,000
Imputed interest	-		-		6,344	-	-	-	6,344
Contributed capital	-		-		11,605	-	-	-	11,605
Net loss	-		-		-	-	-	(3,122,806)	(3,122,806)
Balance, December 31, 2011	44,007,020		$$4,401		$$7,282,103	$-	$(3,732,970)	$(3,293,586)	$259,948
Options issued for services	-		-		40,542	-	-	-	40,542
Stock payable for services	-		-		-	14,600	-	-	14,600
Stock issued for cash	1,560,000		156		389,844	-	-	-	390,000
Net loss	-		-		-	-	-	(452,330)	(452,330)
Balance, March 31, 2012	45,567,020	$	$ 4,557		$7,712,489	$14,600	$(3,732,970)	$(3,745,916)	$252,760

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

Premier Holding Corporation (“the Company”) is a development stage company. The Company is devoting substantially all of its efforts to establishing an energy services company. The Company’s principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011. The Company is organized with a holding company structure such that the Company provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies. The Company’s wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”) offers renewable energy production and energy efficiency products and services to commercial middle market companies.

WEPOWER is a U.S. energy service company based in the Los Angeles area, that offers renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments. WEPOWER's business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. WEPOWER's core business expects to deliver green solutions, branded specifically as "ecolutions," which include best-of-class alternative energy technology portfolio in wind turbines, solar power systems, green roofs, smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

The Company was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and, following the completion of a limited public offering in April 1972, commenced limited operations which were discontinued in 1990. Thereafter, the Company engaged in a reorganization and on several occasions sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, the Company changed its name to Intermark Development Corporation. On November 4, 1996, the Company acquired all of the capital stock of HVM Development Limited ("HDL"), formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation. On November 13, 2008, the Company filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation.

Interim Financial Statements

These unaudited financial statements as of and for the three months ended March 31, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies for the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition

The Company’s wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”) offers renewable energy production and energy efficiency products and services to commercial middle market companies. During the period ended March 31, 2012, WEPOWER made one sale for $59,500 of a wind turbine to a single customer on credit terms. In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy).

Accounts Receivable Policy

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable at period end and no allowance for bad debts was considered necessary.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. There were no cash equivalents as of December 31, 2011 and March 31, 2012.

Earnings Per Share

The Company has adopted the FASB ASC Topic regarding earnings per share, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. There were no common stock equivalents outstanding on March 31, 2012 and December 31, 2011.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Stock-Based Compensation

Shares of the Company’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon either (i) a recent sale by the Company for cash to an unrelated third party or (ii) the price of the Company’s common stock is on the date of each respective transaction.

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact that adoption will have on its financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

Fair Value Measurements

Our financial instruments as defined by the FASB SAC Topic dealing with “Disclosures about Fair Value of Financial Instruments,” include cash and other current liability. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012 and December 31, 2011.

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

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 3 – DEVELOPMENT STAGE COMPANY

The Company has had recurring losses during its development stage. The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

NOTE 4 – RELATED PARTY TRANSACTIONS

On or about November 15, 2007, an officer and director was issued 3,491,250 shares of common stock; $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933. The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

On January 29, 2011, an officer and director was issued 4,071,085 shares of restricted stock, valued at $0.024 per share based on the market price of the Company’s stock for retirement of a debt of the Company owed to Jack Gregory for the amount of $97,706.

During the 2011, an officer and director had advanced $70,636 to the Company for the payment of general and administrative expenses. The advance was recorded as an interest free loan. The Company imputed interest of $6,344, charging income and increasing additional paid in capital. The debt for the advance was retired with the issuance of 139,885 shares of restricted stock with a fair value of $12,590, valued at $0.09 per share, based on the market price of the Company’s stock, and a cash payment of $21,676 resulting in an increase to additional paid-in-capital of $48,957. No gain was recognized on this transaction due to the fact that it was between the Company and a related party.

In December 2011, an officer and director made a capital contribution of $11,605 for operations.

Between May 18, 2007 and February 29, 2012, all activities of the Company were conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

On December 29, 2011, the Company issued 16,497,695 shares of common stock valued at $1,649,770 based on the market price of the Company’s stock to WePower, LLC to acquire certain assets.

The acquisition of assets from WePower, LLC was accounted for as a related party transaction because on December 31, 2011, two days after the transaction date of December 29, 2011, WePower, LLC owned approximately thirty-seven percent of the Company. Because the assets acquired were from a related party, no value was assigned to the identified assets, other than the inventory which had a cost basis of $17,024. The assets were brought into the Company at their cost of $17,024; with the difference between cost and the total value of stock issued recorded as stock issuance expense.

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

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 4 – RELATED PARTY TRANSACTIONS (Continued)

On December 29, 2011, the Company issued 14,053,595 shares of common stock valued at $1,405,359 based on the market price of the Company’s stock to Green Central Holdings, Inc. to acquire certain assets. The acquisition of assets from Green Central Holdings, Inc. was accounted for as a related party transaction because on December 31, 2011, two days after the transaction date of December 29, 2011, Green Central Holdings, Inc. owned approximately thirty-two percent of the Company. Because the assets acquired were from a related party, no value was assigned to the assets. The assets were brought into the Company at their cost of $0; with the total value of stock issued recorded as stock issuance expense.

See below for the purchase price allocation:

Stock issuance expense	$1,405,359
Common stock, based on par value of $0.0001	($1,405)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	($1,403,954)

As of March 31, 2012, several related parties were owed funds pertaining to operating expenses incurred during the period ended March 31, 2012 ; totaling $69,610.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Common Stock

The Company’s authorized capital consists of 100,000,000 shares of common stock $.0001 par value.

Based upon the record date of February 7, 2012 (the “Record Date”), the Company declared a 5:1 forward split payable as a stock dividend. On February, 10, 2012 (the “Payment Date”), the Company’s transfer agent mailed a certificate for 4 new shares of common stock for each 1 share of common stock held by each stockholder on the Record Date. On February 13, 2012 (the “Ex Date”), the trading of the common stock under symbol “PRHL” was adjusted by FINRA to reflect the forward split. The financial statements have been adjusted for all periods presented to reflect the 5:1 forward split payable as a stock dividend.

On February 16, 2012, the Company entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $250,000 was received on February 16, 2012. At the same time, $50,000 of cash was paid for legal services to be provided at a future date.

On February 28, 2012, the Company entered into a stock purchase agreement with an accredited investor for the sale of 560,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $140,000 was received on February 29, 2012.

Effective April 11, 2012, the Company granted 20,000 shares to its legal service provider Weed & Co. LLP as payment for services rendered during the month of March 2012. The shares were valued based on the closing market price on the board resolution issuance date of April 11, 2012 at $0.73 per share, totaling $14,600. The stock is payable as of March 31, 2012.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 5 – CAPITAL STOCK TRANSACTIONS (Continued)

Options

On January 4, 2012 the Company granted 750,000 stock options to its legal service provider Weed & Co. LLP to purchase shares at $0.06 per share (forward split adjusted). The options expire on December 31, 2012 and are vested upon the date of grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 100%, risk free rate of 0.12 percent, and a call option value of $0.0541, was $40,542.

Using the Black-Scholes Pricing Model, for the three months ended March 31, 2012 and 2011, $40,542 and $0, respectively, were amortized as stock based compensation in connection with the stock option grant above.

NOTE 6 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has accumulated shareholder’s deficit during and before the development stage of $7,026,556 and total equity of $259,948 through the fiscal year ended December 31, 2011 and accumulated shareholder’s deficit during and before the development stage of $7,478,886 and total equity of $252,760 through the period ended March 31, 2012. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet. The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

On April 14, 2012, Jack Gregory, CEO, and Jasmine Gregory, CFO and Secretary, submitted resignations as officers of the Company. Jack Gregory and Jasmine Gregory had previously resigned as directors on February 24, 2012. The resignations were not because of any disagreements with management or the board concerning the Company’s accounting practices, policies, or procedures. Kevin B. Donovan was appointed to serve as President, in addition to his roles director of the Company and CEO of WEPOWER.

On April 23, 2012, Nancy Nguyen was appointed to serve as Secretary of the Company and President of WEPOWER.

May 2, 2012, Frank Schulte was appointed to the Board of Directors and became Executive Chairman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report. It contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, market prices for natural gas and oil, economic and competitive conditions, capital expenditures and other uncertainties, as well as those factors discussed below, all of which are difficult to predict and which expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not have any intention or obligation to update forward-looking statements included in this report after the date of this report, except as required by law.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months ended March 31, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

EXECUTIVE SUMMARY

Premier Holding Corporation (“the Company”) is a development stage company. The Company is devoting substantially all of its efforts to establishing an energy services company. The Company’s planned principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011. The Company is organized with a holding company structure such that the Company provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies. The Company’s wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”) offers renewable energy production and energy efficiency products and services to commercial middle market companies.

WEPOWER is a U.S. energy service company based in the Los Angeles area that offers renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments. WEPOWER's business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. WEPOWER's core business expects to deliver green solutions, branded specifically as "ecolutions," which include best-of-class alternative energy technology portfolio in wind turbines, solar power systems, green roofs, smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

Planned principal operations for WEPOWER commenced during the quarter ended March 31, 2012 and there has been no significant revenue during the period ended March 31, 2012.

Results of Operations

The financial information with respect to the three months ended March 31, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the three ended March 31, 2012 and 2011

During the three months ended March 31, 2012, the Company devoted substantially all of its efforts to establishing an energy services company through its wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”). The Company’s planned principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011.

The Company sold one wind turbine for $59,500 and incurred a net loss of $452,330.

Sales. During the three months ended March 31, 2012 and 2011 sales of our products amounted to $59,500 and $0, respectively.

Operating Expenses

Selling, general and administrative. During the three months ended March 31, 2012 and 2011, selling, general and administrative expenses amounted to $484,628 and $20,980. The increase in selling, general and administrative expenses in the three months ended March 31, 2012 can be attributed to increased legal expenses, contract labor and office expenses.

Going Concern

At March 31, 2012, we have total stockholder’s equity of $252,760 and an accumulated deficit of $3,745,916 incurred during the development stage. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on attempting to continue increase our revenue through the sale of our products and services which we hope to achieve by offering renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments.

Liquidity and Capital Resources

During our most recent quarter ended March 31, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments. Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of March 31, 2012, we had working capital of $251,330 and cash of $264,171, while at December 31, 2011 we had working capital of $259,948 and cash of $259,948. The decrease in our working capital is primarily attributable to our accounts payable, notes payable and advances from stockholders. We do not expect our working capital to change dramatically in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011

N Net cash (used) in operating activities	$(385,777)	(42,584)
Net cash (used) in investing activities	$-	-
N Net cash provided by financing activities	$390,000	42,584

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. There was no cash used in investing activities during the periods ended March 31, 2012 and March 31, 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities relates primarily to cash received from sales of our common stock.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared by management in accordance with U.S. GAAP. We refer you to the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2011 for the description of critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC and we have not identified any that would have a material impact on the Company’s financial position, or statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended March 31, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

In light of these material weaknesses, we performed additional analysis and procedures in order to conclude that our financial statements included in this report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weaknesses, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so. We have also hired a new financial consultant who possesses additional financial reporting experience to assist the Company in future fillings.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended March 31, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2 Unregistered Sales of Equity Securities and Use Of Proceeds

On February 16, 2012, the Company entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $250,000 was received on February 16, 2012. At the same time, $50,000 of cash was paid for legal services to be provided a future date. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On February 28, 2012, the Company entered into a stock purchase agreement with an accredited investor for the sale of 560,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $140,000 was received on February 29, 2012. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 18, 2012

Premier Holding Corporation

/s/ Kevin B. Donovan

Kevin B. Donovan

Principal Executive Officer and Principal Financial Officer