Form 10-Q
period 2012-06-30
PREMIER HOLDING CORP.
filed 2012-08-20
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

PREMIER HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53824	88-0344135
(State or other jurisdiction of incorporation or organization)	(commission file no.)	(IRS Employee Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock of the issuer outstanding as of August 20, 2012 was 48,097,020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

(a development stage company)

Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$455,080	$259,948
Employee Advances	9,000	–
Inventory	16,676	–
Prepaid expenses	35,988	–
Total current assets	516,744	259,948
Other assets	1,430	–
Total Assets	$518,174	$259,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,609	$–
Related party payable	127,126	–
Accrued expenses	32,779	–
Total current liabilities	234,514	–
Total liabilities	234,514	–
Stockholders’ Equity:
Common Stock, 100,000,000 shares authorized, par value $.0001, 48,097,020 and 44,007,020, respectively, issued and outstanding.	4,810	4,401
Common Stock Payable	29,750	–
Additional Paid-in-Capital	8,910,448	7,282,103
Retained earnings - before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(4,928,378)	(3,293,586)
Total Stockholders’ Equity	283,660	259,948
Total Liabilities and Stockholders’ Equity	$518,174	$259,948

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statements of Operations

For the three and six month periods ended June 30, 2012 and 2011 and the period from May 18, 2007 to June 30, 2012

					May 18, 2007
					(re-entry to development
	Three months ended		Six months ended		stage) through
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
Revenues:	$21,519	$–	$81,019	$–	$91,019
Cost of Sales	(13,447)	–	(40,416)	–	(79,045)
Gross Profit	8,072	–	40,603	–	11,974

Operating expenses:
Selling, general and administrative	(1,189,413)	(13,896)	(1,674,041)	(34,875)	(4,898,859)
Total operating expenses	(1,189,413)	(13,896)	(1,674,041)	(34,875)	(4,898,859)
Operating loss	(1,181,341)	(13,896)	(1,633,438)	(34,875)	(4,886,885)

Other income (expense):
Interest expense	(1,121)	–	(1,354)	–	(7,698)
Other income (expense)	–	–	–	–	980
Gain (loss) on investments	–	–	–	–	854
Gain (loss) on sale of investments	–	–	–	–	(35,629)
Total other income (expense)	(1,121)	–	(1,354)	–	(41,493)

Net loss	$(1,182,462)	$(13,896)	$(1,634,792)	$(34,875)	$(4,928,378)

Loss per common share — basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding during the period	45,845,841	8,315,845	45,266,665	8,315,845

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statements of Cash Flows

For the three and six month periods ended June 30, 2012 and 2011 and the period from May 18, 2007 through June 30, 2012

	For the six months ended		May 18, 2007 (re-entry to development stage) through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(1,634,792)	$(34,875)	$(4,928,378)
Adjustments to reconcile net loss to cash used in operations:
Common stock issued for services	175,200	–	258,990
Options issued for services	490,756	–	3,528,861
Impairment loss	–	–	17,024
Loss on sale of investments	–	–	35,629
Imputed interest expense	298	–	6,642
Change in operating assets and liabilities:
Inventory	(16,676)	(21,605)	(16,676)
Prepaid expenses	(46,418)	–	(46,418)
Accounts payable	74,609	–	74,609
Related party payable	127,126	–	127,126
Accrued expenses	32,779	–	32,779
Other current liabilties	–	–	–
Net cash used in operating activities	$(797,118)	$(56,480)	$(909,812)

Cash flows from investing activities:
Purchase of investments	$–	$–	$(242,172)
Advanced from related parties	–	56,465	–
Proceeds from the sale of investments	–	–	206,543
Net cash used in investing activities	$–	$56,465	$(35,629)

Cash flows from financing activities:
Capital contributed for operations by related parties	$–	$–	$11,605
Net advances from related parties	–	–	146,666
Common stock payable for cash	29,750	–	29,750
Common stock issued for cash	992,250	–	1,242,250
Net cash provided by financing activities	$1,022,000	$–	$1,430,271

Net increase in cash and cash equivalents	$224,882	$(15)	$484,830

Cash and cash equivalents at beginning of period	$259,948	$10,716	$–

Cash and cash equivalents at end of period	$484,830	$10,701	$484,830

Cash paid for income taxes	$–	$1,600	$17,024

Cash paid for interest	$–	$–	$–

Supplemental Schedule of Non-Cash Investing and Financing Activities
Debt Extinguished from Issuance of Common Stock	$–	$97,706	$146,666

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statement of Shareholder's Equity (Deficit)

	Common Stock		Additional Paid-in	Common Stock	Retained Earnings Prior to Development	Deficit Accumulated During Development
	Shares	Amount	Capital	Payable	Stage	Stage	Total
Balance, May 18, 2007	1,510,665	$151	$3,732,819	$–	$(3,732,970)	$–	$–
Stock issued for payment reimbursement and services by CEO	3,491,250	349	83,441	–	–	–	83,790
Net loss	–	–	–	–	–	(83,790)	(83,790)
Balance, December 31, 2007	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(83,790)	$–
Net loss	–	–	–	–	–	(10,985)	(10,985)
Balance, December 31, 2008	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(94,775)	$(10,985)
Net loss	–	–	–	–	–	(40,230)	(40,230)
Balance, December 31, 2009	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(135,005)	$(51,215)
Cancellation of Stock	(757,125)	(76)	76	–	–	–	–
Net loss	–	–	–	–	–	(35,775)	(35,775)
Balance December 31, 2010	4,244,790	$424	$3,816,336	$–	$(3,732,970)	$(170,780)	$(86,990)
Stock issued for payment reimbursement and services by CEO	4,210,970	422	146,244	–	–	–	146,666
Shares issued for acquisitions	30,551,290	3,055	3,052,074	–	–	–	3,055,129
Shares issued for cash	5,000,000	500	249,500	–	–	–	250,000
Imputed interest	–	–	6,344	–	–	–	6,344
Contributed capital	–	–	11,605	–	–	–	11,605
Net loss	–	–	–	–	–	(3,122,806)	(3,122,806)
Balance as of December 31, 2011	44,007,020	$4,401	$7,282,103	$–	$(3,732,970)	$(3,293,586)	$259,948
Options issued for services	–	–	490,756	–	–	–	490,756
Stock issued for services	240,000	24	175,176	–	–	–	175,200
Stock issued for cash	3,850,000	385	962,115	–	–	–	962,500
Stock payable for cash	–	–	–	29,750	–	–	29,750
Imputed interest	–	–	298	–	–	–	298
Net loss	–	–	–	–	–	(1,634,792)	(1,634,792)
Balance, June 30, 2012	48,097,020	$4,810	$8,910,448	$29,750	$(3,732,970)	$(4,928,378)	$283,660

 See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 1 – DESCRIPTION OF BUSINESS

Premier Holding Corporation (“the Company”) is a development stage company. The Company is devoting substantially all of its efforts to establishing an energy services company. This business, which started during 2012, is primarily focused on provided small and large-scale commercial companies with energy solutions to reduce the costs of utilities through consultations as well as product sales to complete those installations via shipment from inventory on hand to the customer site. The Company’s principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011. The Company is organized with a holding company structure such that the Company provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies. The Company’s wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”) offers renewable energy production and energy efficiency products and services to commercial middle market companies.

WEPOWER is a U.S. energy service company based in the Los Angeles area, that offers renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments. WEPOWER's business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. WEPOWER's core business expects to deliver green solutions, branded specifically as "ecolutions", which include best-of-class alternative energy technology portfolio in wind turbines, solar power systems, green roofs, smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

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

Interim Financial Statements

These unaudited financial statements as of and for the three and six months ended June 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Revenue Recognition

The Company’s wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”) offers renewable energy production and energy efficiency products and services to commercial middle market companies. In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). For consultations provided to customers the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required on the part of WEPOWER. If further services are required, the revenue is deferred and recognized over the service term of the contract.

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

Inventory Policy

Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consists of finished goods. Finished goods on hand as of June 30, 2012, consisted of compressor and hydro-cat fuel catalysts. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at June 30, 2012 and December 31, 2011.

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

June 30, 2012

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

Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic 740-10-30 concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by the FASB ASC Topic 740-10-30 concerning Income Taxes to allow recognition of such an asset.

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

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

In December 2011, FASB issued Accounting Standards Update 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

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

June 30, 2012

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

Fair Value Measurements

On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$–	$–	$–	$–

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
	$–	$–	$–	$–

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

See below for the purchase price allocation:

Inventory (at cost)	$17,024
Stock issuance expense	$1,632,746
Common stock, based on par value of $0.0001	$(1,650)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	$(1,648,120)

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

See below for the purchase price allocation:

Stock issuance expense	$1,405,359
Common stock, based on par value of $0.0001	$(1,405)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	$(1,403,954)

As of June 30, 2012, several related parties were owed funds pertaining to operating expenses incurred during the period. Green Central Holdings Inc. was owed $70,592; and WePower, LLC was owed $56,534; totaling $127,126. No related parties were owed monies as of December 31, 2011. Imputed interest of $298 was charged during the period ended June 30, 2012; no amounts were charged during the period ended June 30, 2011.

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

Effective April 11, 2012, the Company granted 240,000 shares to its legal service provider Weed & Co. LLP as payment for services. The shares were valued based on the closing market price on the grant date of April 11, 2012 at $0.73 per share, totaling $175,200. The stock was issued on May 8, 2012.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

On June 15, 2012, the Company sold and issued 2,290,000 shares of common stock to six accredited investors for $572,500. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 27, 2012, the Company sold, but had not issued, as of June 30, 2012, 119,000 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

On April 30, 2012, the Company granted 924,140 stock options to a Director, Frank Schulte to purchase shares at $0.40 per share. The options expire June 30, 2015, 462,070 vested on the grant date and 462,070 vest on July 31, 2012. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 2.08, risk free rate of 0.27 percent, and a call option value of $0.5082, was $469,659. For the 462,070 stock options which were immediately vested, the stock expensed was $234,830 on that date; for the stock 462,070 stock options that were to vest on July 31, 2012, $156,553 was expensed during the six months ended June 30, 2012: for a total amount of stock option expense of $391,383 for the six months ended June 30, 2012.

On May 15, 2012, the Company granted 75,000 stock options to a Director, Bobby Grisham to purchase shares at $0.40 per share. The options expire June 30, 2015 and vested on the grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 112%, expected term of 2.08, risk free rate of 0.29 percent, and a call option value of $0.7540, was $56,550. As the stock options were immediately vested, the stock expensed was $56,550 on that date and for the period ended June 30, 2012.

A summary of option activity as of June 30, 2012 and changes during the six months then ended is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	999,140	0.40	3.16
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at June 30, 2012	999,140	$0.40	3.00

Options vested and exercisable at June 30, 2012	537,070	$0.40	3.00

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Common Stock Warrants

On January 4, 2012, the Company granted 750,000 Common Stock Warrants (the “Warrants”) to its legal service provider Weed & Co. LLP to purchase shares at $0.06 per share (forward split adjusted). The Warrants expire on December 31, 2012 and are vested upon the date of grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 100%, expected term of 1 year, risk free rate of 0.12 percent, and a call option value of $0.0541, was $40,542. As the Warrants were immediately vested, the stock expensed was $40,542 on that date and for the period ended June 30, 2012.

On April 12, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Romy Consulting, Inc. that allows the purchase of shares at $0.73 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on April 12, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after vest after cumulative sales revenue of $11,000,000. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 3, risk free rate of 0.43 percent, and a call option value of $0.4563, was $2,281. As 5,000 of the stock options were immediately vested, the stock warrants expense was $2,281 on that date and for the period ended June 30, 2012. As the remaining 145,000 options are contingent upon events that are not probable, no expense was recognized for the period ended June 30, 2012.

On June 29, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Gary Canter, Inc. that allows the purchase of shares at $1.27 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 5,000 Warrants vest upon the receipt of the first sales from finder’s sales sources; 20,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 75,000 Warrants vest after vest after cumulative sales revenue of $11,000,000. As the 150,000 options are contingent upon events that are not probable, no expense was recognized for the period ended June 30, 2012.

A summary of non-employee warrant activity during the six months ended and as of June 30, 2012 is presented below:

		Weighted -	Weighted -
		Average	Average
	Number	Exercise Price	Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,100,000	0.33	1.57
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at June 30, 2012	1,100,000	$0.33	1.19

Warrants vested and exercisable at June 30, 2012	755,000	$0.06	0.52

NOTE 6 – GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has accumulated shareholder’s deficit during and before the development stage of $7,026,556 and total equity of $259,948 as of December 31, 2011, and accumulated shareholder’s deficit during and before the development stage of $8,661,348 and total equity of $283,660 as of June 30, 2012. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet. The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

NOTE 7 – SUBSEQUENT EVENTS

On July 17, 2012, the Company granted 75,000 stock options to Director, Adm. Thomas C. Lynch, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date.

On July 17, 2012, the Company granted 200,000 Common Stock Purchase Warrants (the “Warrants”) to Consultant, Adm. Thomas C. Lynch that allows the purchase of shares at $0.30 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on July 17, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after vest after cumulative sales revenue of $11,000,000.

On July 23, 2012, the Company appointed Adm. Thomas C. Lynch to the board of directors.

On July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Active ES Lighting Controls, Inc. (“AES”) whereby the Company acquired AES's intellectual property including patents, trademarks and website. The Company paid AES $30,000, plus 750,000 shares of the Company’s common stock for the assets. The Company has an obligation to pay $15,000 on or before December 15, 2012 under the Agreement. Moreover, the Company has an obligation to issue up to 875,000 additional shares of common stock to AES during the next 18 months that is contingent upon the volume weighted average price (“VWAP”) of the Company’s common stock between December 26, 2012 and December 25, 2013.

On July 29, 2012, the Company appointed Woodrow W. Clark II, M.A. Ph.D. to the board of directors.

On July 29, 2012, the Company granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months and six months ended June 30, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Although planned principal operations for WEPOWER commenced during the quarter ended March 31, 2012; there has been no significant revenue during the six month period ended June 30, 2012.

Results of Operations

The financial information with respect to the six months ended June 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Company Overview for the six months ended June 30, 2012 and 2011

During the six months ended June 30, 2012, the Company devoted substantially all of its efforts to establishing an energy services company through its wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”). The Company’s planned principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011.

The Company had revenue of $81,019 and incurred a net loss of $1,634,792 during the six months ended June 30, 2012 compared to revenue of $0 and a net loss of $34,875 for the six months ended June 30, 2011. The Company had revenue of $21,519 and incurred a net loss of $1,182,462 during the three months ended June 30, 2012 compared to revenue of $0 and a net loss of $13,896 for the three months ended June 30, 2011.

Sales. During the three months ended June 30, 2012 and 2011 sales of our products amounted to $21,519 and $0, respectively. During the six months ended June 30, 2012 and 2011, sales of our products amounted to $81,019 and $0, respectively. The increase can be attributed to the acquisition of WEPOWER.

Cost of Sales. During the three months ended June 30, 2012 and 2011, cost of sales amounted to $13,447 and $0, respectively. During the six months ended June 30, 2012 and 2011, cost of sales amounted to $40,416 and $0, respectively. The increase can be attributed to the acquisition of WEPOWER.

Selling, general and administrative. During the three months ended June 30, 2012 and 2011, selling, general and administrative expenses amounted to $1,189,413 and $13,896, respectively. During the six months ended June 30, 2012 and 2011, selling, general and administrative expenses amounted to $1,674,041 and $34,875, respectively. The increase in selling, general and administrative expenses in the three and six months ended June 30, 2012 can be attributed to increased legal expenses, contract labor and office expenses.

Other income (expense). During the three months ended June 30, 2012 and 2011, other income (expense) amounted to $1,121 and $0, respectively. During the six months ended June 30, 2012 and 2011, other income (expense) amounted to $1,354 and $0, respectively. The increase can be attributed to the interest earned on cash raised from equity sales during the three and six months ended June 30, 2012.

Going Concern

At June 30, 2012, we have total stockholder’s equity of $283,660 and an accumulated deficit of $8,661,348 incurred prior to and during the development stage. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Liquidity and Capital Resources

During our most recent quarter ended June 30, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments. Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of June 30, 2012, we had working capital of $282,230 and cash of $455,080, while at December 31, 2011 we had working capital of $259,948 and cash of $259,948. The increase in our working capital is primarily attributable to the sale of common stock. We do not expect our working capital to change dramatically in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011

Net cash (used) in operating activities	$(797,118)	(56,480)
Net cash (used) in investing activities	$–	56,465
Net cash provided by financing activities	$992,250	–

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. There was no cash used in investing activities during the periods ended June 30, 2012 and $56,465 was received as an advance from a related party during the six months ended June 30, 2011.

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

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended June 30, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the Quarter ended June 30, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2 Unregistered Sales of Equity Securities and Use Of Proceeds

On June 15, 2012, the Company sold and issued 2,290,000 shares of common stock to six accredited investors for $572,500. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 27, 2012, the Company sold, but had not issued, as of June 30, 2012, 119,000 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Holding Corporation

August 20, 2012	By:	/s/ Kevin B. Donovan
Kevin B. Donovan Principal Executive Officer and Principal Financial Officer

