Form 10-Q
period 2012-09-30
PREMIER HOLDING CORP.
filed 2012-11-20
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

PREMIER HOLDING CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-53824	88-0344135
(State or other jurisdiction of incorporation or organization)	(commission file no.)	(IRS Employee Identification No.)

1382 Valencia, Unit F, Tustin, CA 92780

(Current Address of Principal Executive Offices)

949-260-8070

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

The number of shares of Common Stock of the issuer outstanding as of November 16, 2012 was 51,973,120.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

(a development stage company)

Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,694	$259,948
Employee Advances	9,000	–
Inventory	16,837	–
Prepaid expenses	51,582	–
Total current assets	80,113	259,948

Intangible assets, net	284,463	–
Goodwill	1,277,283	–
Other assets	1,430	–
Total Assets	$1,643,289	$259,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$121,384	$–
Earn-out payable (current)	470,007	–
Related party payable	85,117	–
Note payable	13,430	–
Accrued expenses	23,260	–
Total current liabilities	713,198	–
Earn-out payable (non-current)	669,276
Total liabilities	1,382,474	–
Shareholders’ Equity (Deficit):
Common stock, 100,000,000 shares authorized, par value $.0001, 49,098,120 and 44,007,020, respectively, issued and outstanding.	4,910	4,401
Additional paid-in-capital	9,188,682	7,282,103
Common stock payable	210,000	–
Retained earnings - before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(5,409,807)	(3,293,586)
Total Shareholders’ Equity (Deficit)	260,815	259,948
Total Liabilities and Shareholders’ Equity (Deficit)	$1,643,289	$259,948

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statements of Operations

For the three and nine month periods ended September 30, 2012 and 2011 and the period from May 18, 2007 to September 30, 2012

					May 18, 2007
					(re-entry to development
	Three months ended		Nine months ended		stage) through
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012
Revenues:	$–	$–	$81,019	$–	$91,019
Cost of Sales	(4,373)	–	(44,789)	–	(83,418)
Gross Profit	(4,373)	–	36,230	–	7,601

Operating expenses:
Selling, general and administrative	(463,865)	(11,145)	(2,137,906)	(46,021)	(5,362,724)
Amortization expense	(12,537)	–	(12,537)	–	(12,537)
Total operating expenses	(476,402)	(11,145)	(2,150,443)	(46,021)	(5,375,261)
Operating loss	(480,775)	(11,145)	(2,114,213)	(46,021)	(5,367,660)

Other income (expense):
Interest expense	(654)	–	(2,008)	–	(8,352)
Other income (expense)	–	–	–	–	980
Gain (loss) on investments	–	–	–	–	854
Gain (loss) on sale of investments	–	–	–	–	(35,629)
Total other income (expense)	(654)	–	(2,008)	–	(42,147)

Net loss	$(481,429)	$(11,145)	$(2,116,221)	$(46,021)	$(5,409,807)

Loss per common share — basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.01)

Weighted average number of common shares outstanding during the period	48,878,175	8,427,995	46,481,441	8,427,995

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statements of Cash Flows

For the three and nine month periods ended September 30, 2012 and 2011 and the period from May 18, 2007 through September 30, 2012

			May 18, 2007
			(re-entry to development
	For the nine months ended		stage) through
	September 30,		September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(2,116,221)	$(46,021)	$(5,409,807)
Adjustments to reconcile net loss to cash used in operations:
Common stock issued for services	175,200	–	258,990
Options issued for services	526,315	–	3,564,420
Amortization expense	12,537	–	12,537
Impairment loss	–	–	17,024
Loss on sale of investments	–	–	35,629
Imputed interest expense	298	–	6,642
Change in operating assets and liabilities:
Inventory	(16,837)	(21,605)	(16,837)
Prepaid expenses	(62,012)	–	(62,012)
Accounts payable	121,384	–	121,384
Related party payable	85,117	–	85,117
Accrued expenses	23,260	–	23,260
Other current liabilties	–	–	–
Net cash used in operating activities	$(1,250,959)	$(67,626)	$(1,363,653)

Cash flows from investing activities:
Purchase of investments	$–	$–	$(242,172)
Cash paid for acquisition of Active ES	(30,000)	–	(30,000)
Advanced from related parties	–	–	–
Proceeds from the sale of investments	–	–	206,543
Net cash used in investing activities	$(30,000)	$–	$(65,629)

Cash flows from financing activities:
Capital contributed for operations by related parties	$–	$–	$11,605
Repayment of note payable	(1,570)	–	(1,570)
Net advances from related parties	–	67,566	146,666
Common stock issued for cash	1,025,275	48,250	1,275,275
Net cash provided by financing activities	$1,023,705	$115,816	$1,431,976

Net increase in cash and cash equivalents	$(257,254)	$48,190	$2,694

Cash and cash equivalents at beginning of period	$259,948	$10,716	$–

Cash and cash equivalents at end of period	$2,694	$58,906	$2,694

Cash paid for income taxes	$–	$1,600	$17,024

Cash paid for interest	$–	$–	$–

Supplemental Schedule of Non-Cash Investing and Financing Activities
Debt extinguished from issuance of common stock	$–	$97,706	$146,666
Common stock issued for acquisition of Active ES	$180,000	$–	$180,000
Common stock payable for acquisition of Active ES	$210,000	$–	$210,000
Note payable issued for acquisition of Active ES	$15,000	$–	$15,000
Earn-out payable for acquisition of Active ES	$1,139,283	$–	$1,139,283

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Unaudited Statement of Shareholder's Equity (Deficit)

	Common Stock		Additional Paid-in	Common Stock	Retained Earnings Prior to Development	Deficit Accumulated During Development
	Shares	Amount	Capital	Payable	Stage	Stage	Total
Balance, May 18, 2007	1,510,665	$151	$3,732,819	$–	$(3,732,970)	$–	$–
Stock issued for payment reimbursement and services by CEO	3,491,250	349	83,441	–	–	–	83,790
Net loss	–	–	–	–	–	(83,790)	(83,790)
Balance, December 31, 2007	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(83,790)	$–
Net loss	–	–	–	–	–	(10,985)	(10,985)
Balance, December 31, 2008	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(94,775)	$(10,985)
Net loss	–	–	–	–	–	(40,230)	(40,230)
Balance, December 31, 2009	5,001,915	$500	$3,816,260	$–	$(3,732,970)	$(135,005)	$(51,215)
Cancellation of Stock	(757,125)	(76)	76	–	–	–	–
Net loss	–	–	–	–	–	(35,775)	(35,775)
Balance December 31, 2010	4,244,790	$424	$3,816,336	$–	$(3,732,970)	$(170,780)	$(86,990)
Stock issued for payment reimbursement and services by CEO	4,210,970	422	146,244	–	–	–	146,666
Shares issued for acquisitions	30,551,290	3,055	3,052,074	–	–	–	3,055,129
Shares issued for cash	5,000,000	500	249,500	–	–	–	250,000
Imputed interest	–	–	6,344	–	–	–	6,344
Contributed capital	–	–	11,605	–	–	–	11,605
Net loss	–	–	–	–	–	(3,122,806)	(3,122,806)
Balance as of December 31, 2011	44,007,020	$4,401	$7,282,103	$–	$(3,732,970)	$(3,293,586)	$259,948
Options & Warrants issued for services	–	–	526,315	–	–	–	526,315
Stock issued for services	240,000	24	175,176	–	–	–	175,200
Stock issued for cash	4,101,100	410	1,024,865	–	–	–	1,025,275
Stock issued for acquisition of Active ES	750,000	75	179,925	–	–	–	180,000
Stock payable for acquisition of Active ES				210,000			210,000
Imputed interest	–	–	298	–	–	–	298
Net loss	–	–	–	–	–	(2,116,221)	(2,116,221)
Balance, September 30, 2012	49,098,120	$4,910	$9,188,682	$210,000	$(3,732,970)	$(5,409,807)	$260,815

See accompanying notes to financial statements.

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

Interim Financial Statements

These unaudited financial statements as of and for the three and nine months ended September 30, 2012 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2011 and 2010 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 11, 2012. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results for the entire year ending December 31, 2012.

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

Inventory Policy

Inventories are stated at the lower of cost (which is determined on a first-in, first-out method) or market and consists of finished goods. Finished goods on hand as of September 30, 2012, consisted of compressor and hydro-cat fuel catalysts. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. A reserve for obsolete inventories was not required at September 30, 2012 and December 31, 2011.

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

Goodwill and Other Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As of September 30, 2012, the Company had not completed an evaluation of goodwill as this will be completed during the fourth quarter of 2012; therefore, no impairment charges have been incurred during the nine months ended September 30, 2012.

As of September 30, 2012, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non compete agreements.  See Note 3 and Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years.  For the nine month period ended September 30, 2012, the Company recorded amortization of our intangible assets of $12,647. No amortization was recognized during the nine month period ended September 30, 2011.

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on the Company’s statements of income and financial condition:

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2012 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles (non-recurring)	$-	$-	$284,463	$-
Goodwill (non-recurring)	$-	$-	$1,277,283	$-
Earn-out payable (recurring)	$-	$-	$1,139,283	$-

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2011 on a recurring and non-recurring basis:

Description	Level 1	Level 2	Level 3	Gains (Losses)
Intangibles (non-recurring)	$-	$-	$-	$-
Goodwill (non-recurring)	$-	$-	$-	$-
Earn-out payable (recurring)	$-	$-	$-	$-

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, related party payable and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable, related party payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

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

NOTE 4 – ACQUISITION

Active ES Lighting Controls, Inc. Acquisition

On July 25, 2012, the Company acquired the assets of the Active ES Lighting Controls, Inc. (“AES”) business by completing the transactions contemplated under an asset purchase agreement dated July 25, 2012 (the “Agreement”) with AES.  In accordance with the terms of the Agreement, as amended, the purchase price for the acquisition consisted of the following components: (i) 750,000 shares of the Company’s common stock issued at closing; (ii) $30,000 in cash paid at closing; (iii) a payable, due December 31, 2012, of the Company in the principal amount of $15,000; (iv) an earn-out payment (payable based upon sales of the entity 15 days after receipt of payments from customers); (v) contingent shares payable (payable 12 months after closing of the transaction) of a number of shares of common stock of the Company equal to 875,000 shares based upon the following contingencies:

A.	175,000 shares of common stock if the volume weighted average price (“VWAP”) is below $2.00 for 30 consecutive trading days during the 12 months following the closing date (“contingent period”);
B.	175,000 shares of common stock if the VWAP is below $1.00 for 60 consecutive trading days during the contingent period;
C.	175,000 shares of common stock if the VWAP is below $0.80 for 60 consecutive trading days during the contingent period;
D.	175,000 shares of common stock if the VWAP is below $0.60 for 60 consecutive trading days during the contingent period;
E.	175,000 shares of common stock if the VWAP is below $0.40 for 60 consecutive trading days during the contingent period;

As of September 30, 2012 the dollar value of the earn-out payable from (iv) above is $1,139,283, which is recorded as a current liability of $470,007 and a non-current liability of $669,276 on the accompanying balance sheet. As of September 30, 2012, the dollar value of the contingent shares payable is $210,000, which is recorded as a common stock payable on the accompanying balance sheet.

The acquisition has been accounted for as a business combination and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

Actual results of operations of AES are included in the Company’s financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

IP/Technology – Patents	$166,000
Non-compete Agreement	76,000
Trademarks & Service Marks	55,000
Goodwill	1,277,283
Total purchase price	$1,574,283

The purchase price consists of the following:

Cash	$30,000
Note Payable	15,000
Earn-out Payable (current & non-current)	1,139,283
Common Stock	180,000
Common Stock Payable	210,000
Total purchase price	$1,574,283

Estimated Useful Lives of Acquired Intangibles

The estimated useful lives (years) of the acquired intangibles are as follows:

AES
IP/Technology - Patents	5
Non-compete Agreement	10
Trademarks & Service Marks	2
Goodwill	N/A

NOTE 4 – GOODWILL & PURCHASED INTANGIBLES

As required under ASC 350, Intangibles - Goodwill and Other, goodwill is separately disclosed from other intangible assets on the balance sheet and not amortized, and is tested for impairment on at least an annual basis.

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2012:

	Balance at December 31, 2011	Additions	Amortization	Impairment	Balance at September 30, 2012

IP/Technology – Patents	$–	$166,000	$(6,094)	$–	$159,906
Non-compete Agreement	–	76,000	(1,395)	–	74,605
Trademarks & Service Marks	–	55,000	(5,048)	–	49,952
	$–	$303,000	$(12,537)	$–	$284,463

During the nine month period ended September 30, 2012, the Company recorded amortization expense related to purchased intangibles of $12,537, which is included in amortization expense in the Statement of Operations. No amortization expense was recorded for the nine month period ended September 30, 2011.

NOTE 5 – NOTE PAYABLE

In conjunction with the acquisition of AES, the Company recorded a note payable to the seller of $15,000; $1,570 was paid during the three months ended September 30, 2012. The remaining outstanding balance on September 30, 2012, was $13,430.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

As of September 30, 2012, several related parties were owed funds pertaining to operating expenses incurred during the period. Green Central Holdings Inc. was owed $42,390; and WePower, LLC was owed $42,263; totaling $84,653. No related parties were owed monies as of December 31, 2011. Imputed interest of $298 was charged during the period ended September 30, 2012; no amounts were charged during the period ended September 30, 2011.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

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

On June 27, 2012, the Company sold and issued 132,100 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between July 3, 2012 and August 9, 2012, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 212,100 shares of its common stock at a purchase price of $0.25 per share. The sales closed and cash of $33,025 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On July 25, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Active ES Lighting Controls, Inc. (“AES”) whereby the Company acquired AES's intellectual property including patents, trademarks and website. As partial consideration for the transaction; 750,000 shares were issued at closing, on July 25, 2012, as consideration for the acquisition. The shares were valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $180,000. In addition, 875,000 shares were recorded as a common stock payable, due on July 24, 2013, which were also valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $210,000. See Note 3 for further discussion of the acquisition of the AES business.

Common Stock Options

On April 30, 2012, the Company granted 924,140 stock options to a Director, Frank Schulte to purchase shares at $0.40 per share. The options expire June 30, 2015, 462,070 vested on the grant date and 462,070 vest on July 31, 2012. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 2.08, risk free rate of 0.27 percent, and a call option value of $0.5082, was $469,659. For the 462,070 stock options which were immediately vested, the stock expensed was $234,830 on that date; for the stock 462,070 stock options that were to vest on July 31, 2012, $156,553 was expensed during the six months ended June 30, 2012: for a total amount of stock option expense of $391,383 for the period ended September 30, 2012.

On May 15, 2012, the Company granted 75,000 stock options to a Director, Bobby Grisham to purchase shares at $0.40 per share. The options expire June 30, 2015 and vested on the grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 112%, expected term of 2.08, risk free rate of 0.29 percent, and a call option value of $0.7540, was $56,550. As the stock options were immediately vested, the stock expensed was $56,550 on that date and for the period ended September 30, 2012.

On July 17, 2012, the Company granted 75,000 stock options to Director, Adm. Thomas C. Lynch, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 135%, expected term of 2, risk free rate of 0.29 percent, and a call option value of $0.2077, was $15,581. As the stock options were immediately vested, the stock expensed was $15,581 on that date and for the period ended September 30, 2012.

On July 29, 2012, the Company granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 136%, expected term of 2, risk free rate of 0.29 percent, and a call option value of $0.2512, was $18,838. As the stock options were immediately vested, the stock expensed was $18,838 on that date and for the period ended September 30, 2012.

A summary of option activity as of September 30, 2012 and changes during the nine months then ended is presented below:

	Number	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,149,140	0.38	2.75
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at September 30, 2012	1,149,140	$0.38	2.75

Options vested and exercisable at September 30, 2012	1,149,140	$0.38	2.75

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

On April 12, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Romy Consulting, Inc. that allows the purchase of shares at $0.73 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on April 12, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after cumulative sales revenue of $11,000,000. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 3, risk free rate of 0.43 percent, and a call option value of $0.4563, was $2,281. As 5,000 of the stock options were immediately vested, the stock warrants expense was $2,281 on that date and for the period ended September 30, 2012. As the remaining 145,000 Warrants are contingent upon events that are not probable, no expense was recognized for the period ended September 30, 2012.

On June 29, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Gary Canter, Inc. that allows the purchase of shares at $1.27 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 5,000 Warrants vest upon the receipt of the first sales from finder’s sales sources; 20,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 75,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for the period ended September 30, 2012.

On July 17, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to Consultant, Adm. Thomas C. Lynch that allows the purchase of shares at $0.30 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on July 17, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 145,000 Warrants are contingent upon events that are not probable, no expense was recognized for the period ended September 30, 2012.

On September 25, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to consultant, Matthew Borzello that allows the purchase of shares at $0.15 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 50,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $3,000,000; and 50,000 Warrants vest after cumulative sales revenue of $5,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for the period ended September 30, 2012.

A summary of non-employee warrant activity during the nine months ended and as of September 30, 2012 is presented below:

	Number	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual
	Outstanding	Per Share	Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,350,000	0.30	0.28
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at September 30, 2012	1,350,000	$0.07	0.28

Warrants vested and exercisable at September 30, 2012	760,000	$0.07	0.28

NOTE 8 – GOING CONCERN

As shown in the accompanying financial statements, the Company has accumulated shareholder’s deficit during and before the development stage of $7,026,556 and total equity of $259,948 as of December 31, 2011, and accumulated shareholder’s deficit during and before the development stage of $9,142,777 and total equity of $260,815 as of September 30, 2012. The Company is continually reviewing its operations and attempting to improve operating results and its balance sheet. The Company's ability to continue as a going concern is dependent on its ability to improve operating results and increase its financing cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Earn Out Contingency

The Company has an earn-out commitment associated with the acquisition of AES.  See further discussion in Note 3. As of September 30, 2012 the estimated dollar value of the earn-out payable is $1,139,283, which is recorded as a current liability of $470,007 and a long-term liability of $669,276 on the accompanying balance sheet.

NOTE 10 – SUBSEQUENT EVENTS

On October 15, 2012, the Company has a change in officers and directors for the Company. Kevin Donovan, Frank Schulte and Admiral Thomas C. Lynch ceased to be directors of the company. Kevin Donovan ended his role as President, Treasurer, Principal Executive Officer, and Principal Accounting Officer of the Company. Bobby Grisham, Woodrow W. Clark II, Randall Letcavage, Marvin Winkler and Lane Harrison were all elected as directors of the Company. The Company appointed Randall Letcavage to serve as Chief Executive Officer, President, Treasurer, Principal Executive Officer, and Principal Accounting Officer of the Company. At the same time, the Company declared it intends to spin-off WePOWER Ecolutions, Inc., a wholly owned subsidiary incorporated in Delaware, to the Company's stockholders.

On October 24, 2012, the Company issued 2,875,000 to five previous members of management as consideration for their services rendered.

Effective October 31, 2012, Marvin Winkler resigned his position as director to concentrate on his other businesses.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our plan of operations for the three months and nine months ended September 30, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Although planned principal operations for WEPOWER commenced during the quarter ended March 31, 2012; there has been no significant revenue during the nine month period ended September 30, 2012.

Results of Operations

The financial information with respect to the nine months ended September 30, 2012 and 2011 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

During the nine months ended September 30, 2012, the Company devoted substantially all of its efforts to establishing an energy services company through its wholly owned subsidiary WEPOWER Ecolutions, Inc. (“WEPOWER”). The Company’s planned principal operations of selling caskets through a commissioned sales force did not produce significant revenue in 2011.

Company Overview for the nine months ended September 30, 2012 and 2011

Sales. During the nine months ended September 30, 2012 and 2011 sales of our products amounted to $81,019 and $0, respectively. The increase in sales is primarily due to the acquisition of WEPOWER which did not have any operations during 2011.

Selling, general and administrative. During the nine months ended September 30, 2012 and 2011, selling, general and administrative expenses amounted to $2,137,906 and $46,021. The increase in selling, general and administrative expenses in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, can be attributed to increased legal expenses, contract labor and office expenses.

Amortization expense. During the nine months ended September 30, 2012 and 2011, amortization expenses amounted to $12,537 and $0. This was primarily due to the acquisition of intangible assets from AES during 2012 as discussed in Note 3 to the financial statements.

Other income (expense). During the nine months ended September 30, 2012 and 2011, other income (expense) amounted to ($2,008) and $0. This was primarily due to interest charges during 2012 related to WEPOWER employee credit cards which were not issued during 2011.

Net loss. During the nine months ended September 30, 2012 and 2011, net losses amounted to $2,116,331 and $46,021. This was primarily due to the acquisition of WEPOWER and AES during 2012 which were not operating during 2011.

Company Overview for the three months ended September 30, 2012 and 2011

Sales. During the three months ended September 30, 2012 and 2011 sales of our products amounted to $0 and $0, respectively.

Selling, general and administrative. During the three months ended September 30, 2012 and 2011, selling, general and administrative expenses amounted to $463,865 and $11,145. The increase in selling, general and administrative expenses in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, can be attributed to increased legal expenses, contract labor and office expenses.

Amortization expense. During the three months ended September 30, 2012 and 2011, amortization expenses amounted to $12,537 and $0. This was primarily due to the acquisition of intangible assets from AES during 2012 as discussed in Note 3 to the financial statements.

Other income (expense). During the three months ended September 30, 2012 and 2011, other income (expense) amounted to ($654) and $0. This was primarily due to interest charges during 2012 related to WEPOWER employee credit cards which were not issued during 2011.

Net loss. During the three months ended September 30, 2012 and 2011, net losses amounted to $481,539 and $11,145. This was primarily due to the acquisition of WEPOWER and AES during 2012 which were not operating during 2011.

Going Concern

At September 30, 2012, we have total shareholder’s equity of $260,815 and an accumulated deficit of $5,409,807 incurred during the development stage. We may require additional funding to sustain our operations and satisfy our contractual obligations for our planned operations. Our ability to establish the Company as a going concern is may be dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of fiscal 2012, we will focus on attempting to continue to increase our revenue through the sale of our products and services which we hope to achieve by offering renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments.

Liquidity and Capital Resources

During our most recent quarter ended September 30, 2012, our cash flows from operations were not sufficient for us to meet our operating commitments. Our cash flows from operations continue to be, and are expected to continue to be, insufficient to meet our operating commitments throughout the remainder of the fiscal year ending December 31, 2012.

Working Capital. As of September 30, 2012, we had a working capital deficiency of ($633,085) and cash of $2,694, while at December 31, 2011 we had working capital of $259,948 and cash of $259,948. The decrease in our working capital is primarily attributable to the on-going losses from operations. We do not expect our working capital to change dramatically in the near future.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011

Net cash (used) in operating activities	$(1,250,959)	(67,626)
Net cash (used) in investing activities	$(30,000)	–
Net cash provided by financing activities	$1,023,705	115,816

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Used in Investing Activities. As discussed in Note 3 to the financial statements, $30,000 of cash was used to purchase the AES business during the period ended September 30, 2012, as compared to $0 during the nine months ended September 30, 2011.

Net Cash Provided by Financing Activities. Net cash provided by financing activities relates primarily to cash received from sales of our common stock. The increase in the nine month period ended September 30, 2012, as compared to the nine month period ended September 30, 2011 was due to the increased investor interest in the acquisition of WEPOWER.

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

Item 4. Controls and Procedures

Our Principal Executive Officer and Principal Accounting Officer have carried out an evaluation of the effectiveness of our disclosure, controls and procedures. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, our disclosures, controls and procedures are not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed three months ended September 30, 2012, there has been no significant change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation the Principal Executive Officer and Principal Accounting Officer performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the three months ended September 30, 2012. Based on that evaluation, the Company's Principal Executive Officer and Principal Accounting Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Between July 3, 2012 and August 9, 2012, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 212,100 shares of its common stock at a purchase price of $0.25 per share. The sales closed and cash of $33,025 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Holding Corporation

November 19, 2012	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

