Form 10-Q/A
period 2012-09-30
PREMIER HOLDING CORP.
filed 2012-11-29
CIK 1030916

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

(949) 260-8070

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on November 20, 2012.

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

Premier Holding Corporation

November 28, 2012	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

4