Form 10-K
period 2012-12-31
PREMIER HOLDING CORP.
filed 2013-04-22
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ ..

Commission file number: 000-53824

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1382 Valencia Avenue, Unit F	92780
Tustin, California	Zip Code)

Registrant’s telephone number, including area code 949-260-8070

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒	Non-Accelerated Filer ☐
(Do not check of a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31, 2012 was 55,794,549 shares.

2

PART I

Item 1. BUSINESS

Business Development

Premier Holding Corporation (“Premier”) is a development stage company providing a large array of energy services to its clients including the sale of lower cost power, fixed energy costs and energy efficient products that range from complete indoor and outdoor lighting arrays to proprietary lighting solutions to energy efficient motors and chillers for HVAC and refrigeration.

Premier was incorporated in Nevada on October 18, 1971. Premier’s fiscal year end is December 31. Premier has never been in bankruptcy, receivership or any similar proceeding, but has been the subject of a custodianship proceeding in the Nevada state courts.

Premier was organized under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, it commenced limited operations which were discontinued in 1990. Thereafter, Premier engaged in reorganization and on several occasions sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, Premier changed its name to Intermark Development Corporation. On November 4, 1996, Premier acquired all of the capital stock of HVM Development Limited ("HDL"), formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation. Premier’s management stripped Premier of its operating subsidiary and, thereafter, abandoned Premier.

Premier stopped filing reports under the federal securities laws in November 2002. Premier lost its Nevada corporate charter in 2006 for failure to file an Annual List of its officers and directors with the Secretary of the State of Nevada. On November 1, 2006, Premier’s corporate charter was revoked by the Secretary of State of Nevada. Thereupon, the resident agent of Premier in Nevada resigned for non-payment of fees.

On May 8, 2007, the Nevada Court entered a default judgment, appointing Jeffrey Volpe as custodian of Premier under NRS 78.347(2). On May 9, 2007, Jeffrey Volpe, as custodian of Premier, appointed himself as the sole officer and director of Premier, and Premier’s charter was restored. On May 18, 2007, Dr. Jack Gregory was appointed as Chief Executive Officer and Director and Jasmine Gregory was appointed as Secretary/Treasurer and Director of Premier. At that time, Jeffrey Volpe resigned as an officer and director. There are no relationships between Dr. Gregory and Mr. Volpe, nor are there any relationships between Jasmine Gregory and Mr. Volpe.

On September 11, 2008, Premier’s registration under the Securities and Exchange Act of 1934 was revoked pursuant to Section 12 (j) of the Act for failure to file periodic reports as required by Section 12(g) of the Act and trading of Premier’s common stock on the pink sheets was suspended. Premier has re-registered its common stock under the Act and, after successfully filing a Form 15c2-11, has once again obtained a quotation for its common stock. Premier stock is now quoted on the OTC Bulletin Board with the symbols PRHL.

Businesses

In 2012, Premier discontinued the casket line of business, and began offering clean energy products and services.

In December 2011, Premier acquired assets from WePower, LLC and Green Central Holdings, Inc. in order to start a second line of business unrelated to the casket business.  Premier also formed WePower Ecolutions Inc. (“Ecolutions”) as a wholly-owned subsidiary and began to offer clean energy products and services to commercial markets and developers and management companies of large-scale residential developments.  Premier appointed Kevin Donovan to lead the effort to establish the energy services business as Chief Executive Officer of Ecolutions on February 22, 2012. Mr. Donovan was also appointed as director and CEO of Premier on April 11, 2012.

In October 2012, Premier divested itself of a certain underperforming product line and prospects which were acquired by a newly formed entity known as WePowerEco Corp, created by the outgoing management team including Mr. Donovan. Premier’s incoming management team, led by its new Chief Executive Officer Randall Letcavage, negotiated the sale of the product line and prospects with WePowerEco Corp. in exchange for an unsecured promissory note in the face amount of $5,000,000. The product line and prospects have been conservatively valued at approximately $869,000. In connection with the sale of the product line and prospects, Premier agreed not to compete with WePower Eco Corp’s solar and wind products for a period of two years following the sale.In addition, Premier agreed to the prior management team using the WePower name in a newly formed company separate from Premier.

In 2012, Premier acquired a unique “marquee” technology for energy efficient lighting, the E-Series controller by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other current options for efficiency are few, expensive, and untested. Premier contributed this “marquee technology” to its subsidiary Ecolutions. Thereafter, Ecolutions changed its name to Energy Efficient Experts (E3). In the fourth quarter, Premier redesigned and reengineered Active ES and modulated its products for mass production. This redesign means that the product can go from custom made to mass production and rapid installation. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy who has strong relationships with Municipalities, Ports, and real estate investment trusts in the southern California market.  Premier also formalized its relationship with Orion Energy of Southern California, giving Premier access to a large product offering in lighting and energy controls.

In the first quarter of 2013, Premier acquired The Power Company, a deregulated power broker in Illinois.  The Power Company has over 12,000 clients, and has been adding between 1,000 and 2,000 clients per month and expects to continue to do so for the foreseeable future.  A portion of these clients have large commercial/industrial facilities such as warehouses and distribution center. Prior to completion of its acquisition of The Power Company, Premier loaned monies to The Power Company with the understanding that the loans would be credited toward the purchase price of the company.  Premier successfully acquired 80% of The Power Company and the transaction was finalized in February 2013.

Industry

Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of buildings and other facilities. Typical products and services offered by energy efficiency companies include boiler and chiller replacement, HVAC upgrades, lighting retrofits, equipment installations, on-site cogeneration, renewable energy plants, load management, energy procurement, rate analysis, risk management and billing administration. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime. Premier and its affiliates operate as an ESCO.

Marketing

Premier’s sales and marketing strategy is to approach large and qualified prospects through a network of resellers and alliance partners with pre-existing relationships and/or top-tier reputations in their respective markets (as well as direct sales as described below), and to offer their clientele customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and efficiency goals.

Throughout the industry the evaluation, proposal, sales, and implementation process for energy efficiency and renewable energy projects can typically take from 12 to 24 months or longer, due to the prescriptive nature of a consultative sale. Sales to state and federal governmental and housing authority customers tend to require the longest lead time. E3 identifies direct-sales opportunities through the pre-existing relationships of its team, as well as referrals, requests for proposals, conferences, web searches, telemarketing and additional product/service sales to existing customers.

E3 also supports its network of resellers with a wide range of energy efficiency products through its alliance with suppliers, as well as its growing list of proprietary products. E3 not only provides products at a very competitive rate, but supports it’s resellers through training, marketing material, team sales visits, and a sales support infrastructure that can reduce the typical sales cycle time.

Lead qualification has been automated to where a prospect can be vetted over the phone, reducing the expense of performing audits and surveys on unqualified prospects. The audits are performed by qualified sales engineers, typically LEED certified and/or certified electricians, which results in a more comprehensive, professional, accurate and competitive proposal. The company and its resellers utilize trained and certified electricians and engineers to perform the installation, further increasing customer satisfaction. Follow-up reports verify energy savings performance. The company also has access to a myriad of funding options which can meet the unique financial requirement of the client, including no-money down, and immediately cash-flow-positive programs.

With the recent acquisition of The Power Company, the E3 sales and marketing team now has the ability to cross market its product line to their already existing client base of thousands of new prospects.  This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of their consumption of energy.

Employees

As of December 31, 2012, Premier’s management consisted of three independent contractors Premier expects to hire additional personnel as its business expands.

Patents

Premier acquired all patents owned by Active ES Lighting Controls; the three pertinent patents are as follows:

U.S. Patent No. 7,084,587; Entitled APPARATUS AND METHOD FOR CONTROL OF HIGH INTENSITY DISCHARGE LIGHTING; Issued August 1, 2006;

U.S. Patent No. 7,825,614; Entitled VOLTAGE CONTROL LOAD CENTER, MODULAR VOLTAGE CONTROL TRANSFORMER CIRCUIT, AND METHOD OF MAKING AND USING; Issued November 2, 2010;

and U.S. Patent No. 7,973,490; Entitled HID LIGHTING CONTROL WITH TRANSIENT VOLTAGE SENSING AND LAMP RESTARTING, AND METHOD OF MAKING AND USING; Issued July 5, 2011.

In addition, Premier obtained the rights to all international filings of these patents and will execute those as the company sees fit.

These patents refer to the E-Series Lighting controls line of products.

Government Regulation

Various regulations affect the conduct of Premier’s business. The applicable regulatory requirements differ in each state and between agencies of the federal government.

Premier’s projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or renewable energy plant.

Some of the demand reduction services that Premier provides for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, Premier’s renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which Premier is subject. The tariffs are drafted by the utilities and approved by the utilities’ state, provincial or federal regulatory commissions.

Item 1A. RISK FACTORS

Premier is subject to various risks which may materially harm its business, financial condition and results of operations. Any investor should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occurs, Premier’s business, financial condition or operating results could be materially harmed. In that case, the price of Premier’s common stock could decline and investors could lose all or part of their investment.

Premier is a relatively young company with limited operating history

Because Premier is a relatively young company, it is difficult to evaluate its business and prospects. Premier’s future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of its products, the level of its competition, and its ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of Premier’s business plan, there can be no guarantees or assurances that the results anticipated will occur.

Premier Expects to incur net losses in future quarters.

If Premier does not achieve profitability, Premier’s business may not grow or operate. Premier may not achieve sufficient revenues or profitability in any future period. Premier will need to generate revenues from the sales of its products or take steps to reduce operating costs to achieve and maintain profitability. Even if Premier is able to generate revenues, Premier cannot be certain that it can sustain or increase profitability on a quarterly or annual basis.

Premiere will need to raise funds to operate in accordance with its business plan.

Currently, Premier is evaluating its future course and the cash needs. The marketing strategy for the coming year has been revised and future business factors will determine the cash needs for the company.

Premier’s Common Stock is quoted on the over-the-counter Bulletin Board

Premier successfully filed a Form 15c2-11 through a market maker with FINRA to establish a quotation for its common stock and the common stock is quoted on the over-the-counter Bulletin Board under the symbols PRHL.

Premier’s directors and executive officers beneficially own a substantial amount of Premier’s common stock.

Premier’s directors and executive officers are able to exert significant influence over the direction of its affairs and business, including any determination with respect to its acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of Premier or cause the market price of its stock to decline. Notwithstanding the exercise of the fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to Premier or its other stockholders in general, these persons may have interests different than other stockholders.

Premier does not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from Premier’s operations will be used to finance its operations and cash dividends will not be paid to holders of Premier’s common stock. Premier expects to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules which are creating uncertainty for public companies.

Premier is committed to maintaining high standards of corporate governance and public disclosure. As a result, Premier intends to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

The report of Premier’s independent accountants on its December 31, 2008 financial statements included an explanatory paragraph indicating that there is substantial doubt about Premier’s ability to continue as a going concern due to recurring losses and working capital shortages. Premier’s ability to continue as a going concern will be determined by its ability to obtain funding and develop a profitable operation. Premier’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Premier’s Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly.

In the future, Premier’s common stock is likely to experience significant price and volume fluctuations which could adversely affect the market price of its common stock without regard to its operating performance. In addition, Premier believes that factors such as quarterly fluctuations in its financial results and changes in the overall economy or the condition of the financial markets could cause the price of its common stock to fluctuate substantially. Substantial fluctuations in Premier’s stock price could significantly reduce the price of its common stock.

Premier’s Board of Directors Has the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Premier’s Board of Directors has significant influence in determining the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of its assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

Premier has not had adequate financial controls in place in the past, which has resulted in errors in its financial statements. If this happens again, investors may not be in possession of up to date and accurate financial information. Premier has hired an experienced financial consultant to assist in production of all futures financial statements and public filings. Premier plans to further strengthen financial controls by implementing an independent board of directors once Premier has resources to do so.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Premier is required to carry out evaluations, under the supervision and with the participation of Premier’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Premier’s disclosure controls and procedures every quarter.

In designing and evaluating Premier’s disclosure controls and procedures, Premier recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, Premier’s management is required to apply its reasonable judgment.

Furthermore, management is required to consider certain matters deemed by Premier’s independent auditors to constitute a material weakness in Premier’s internal control over financial reporting. Premier’s management has concluded that, in the presentation of its financial statements in prior versions of this Form 10, due to material weaknesses in internal control over financial reporting, an antiquated description of Premier’s business was included in the notes to financial statements. As a result of this observation, Premier has instituted a new system of controls and procedures which management believes is effective to ensure that information required to be disclosed by Premier in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Premier has hired a new financial consultant who possesses additional financial reporting experience to assist Premier in all subsequent filings. If this new system is not effective, it may result in the dissemination of inaccurate information.

Item 2. PROPERTIES

Premier’s corporate offices and warehouse are located in Tustin, California. Premier considers these facilities to be adequate for its current needs.

Item 3. LEGAL PROCEEDINGS

Premier is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Premier has been threatened. Premier was required to produce documents to the Securities and Exchange Commission (“SEC”) in connection with an SEC investigation that lead to an enforcement action against Premier’s former CEO, Kevin Donovan.

PART II

Item 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Premier's common stock is listed and quoted on the over-the-counter Bulletin Board. Premier successfully filed a Form 15c2-11 with FINRA for a quotation on the Over-the-Counter Bulletin Board and is quoted under the symbols PRHL.

Holders

As of December 31, 2012, there were 55,794,549 shares of common stock issued and outstanding which are held by approximately 354 holders of record.

Dividends

Premier’s Board of Directors has not declared a cash dividend on its common stock during the last two fiscal years.

Penny Stock Status

Premier’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes Premier subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Premier's stock.

Sales of Unregistered Securities

Premier’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value.

As of May 30, 2007 Premier had issued and outstanding 1,508,750 common stock shares. On August 20, 2007 during a special meeting of Premier’s Board of Directors the Chief Executive Officer and sole director of Premier presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks. Since Premier had no cash or other assets at that date with which to reimburse the Chief Executive Officer the Board of Directors determined that the only feasible way for Premier to reimburse the Chief Executive Officer was to issue restricted common shares.

On or about November 15, 2007, Premier issued 3,491,250 shares of restricted common stock to its Chief Executive Officer to reimburse $43,759 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150 for a total of $83,790. Since Premier was insolvent and had no assets and no market, the Board of Directors determined that the stock should be issued at a value of $.024 per share.

On November 13, 2008 Premier filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to reverse its shares on a 1:40 basis. The financial statements have been adjusted for all periods presented to reflect this split.

On November 12, 2010, an 8K was filed disclosing Premier’s Board of Directors adoption of a resolution to cancel 757,125 shares of common stock held by Hoi Wai Investments Limited, and beneficially owned by former officer and director, Ching Lung Po and return to Premier. The shares represented approximately 15% of the outstanding common share capital of Premier. Upon cancellation the value of the shares were considered contributed capital.

On January 29, 2011, Premier retired a debt of $97,706 with the issuance of 4,071,085 shares of restricted stock to its Chief Executive Officer, Jack Gregory. The shares were valued at $0.024 per share based on the market price of Premier’s stock, adjusted for the forward stock split. No gain or loss was recognized in this transaction due to the fact that it was between Premier and a related party.

On September 12, 2011, Premier’s S-1 Registration to sell 5,000,000 shares at $0.05 became effective. As of December 31, 2011, 5,000,000 shares were sold and Premier increase its operating capital by $250,000.

On December 8, 2011 Premier retired a debt of $70,636 owed to Jack Gregory by issuance of 139,885 shares of restricted stock of Premier valued at $12,590, based on the market price of Premier’s stock of $0.45, divided by 5 to equal $0.09 due to the forward stock split described in Note 9, and a payment of $21,676, resulting in an increase to additional paid-in-capital of $48,957. No gain or loss was recognized in this transaction due to the fact that it was between Premier and a related party.

On December 29, 2011, Premier issued 16,497,695 shares of common stock to WEPOWER, LLC, a related party, valued at $1,649,770 based on the market price of Premier’s stock, to acquire the assets, of We Power, LLC.

On December 29, 2011, Premier issued 14,053,595 shares of common stock to Green Central Holdings, Inc., a related party, valued at $1,405,359 based on the market price of Premier’s stock, to acquire the assets of We Power LLC..

Based upon the record date of February 7, 2012 (the “Record Date”), Premier declared a 5:1 forward split payable as a stock dividend. On February, 10, 2012 (the “Payment Date”), Premier’s transfer agent mailed a certificate for 4 new shares of common stock for each 1 share of common stock held by each stockholder on the Record Date. On February 13, 2012 (the “Ex Date”), the trading of the common stock under symbol “PRHL” was adjusted by FINRA to reflect the forward split. The financial statements have been adjusted for all periods presented to reflect the 5:1 forward split payable as a stock dividend.

On February 16, 2012, Premier entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $250,000 was received on February 16, 2012.

On February 28, 2012, Premier entered into a stock purchase agreement with an accredited investor for the sale of 560,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $140,000 was received on February 29, 2012.

Effective April 11, 2012, Premier granted 240,000 shares to its legal service provider Weed & Co. LLP as payment for services. The shares were valued per the agreement for legal services at $0.25 per share for a total of $60,000.

On June 15, 2012, Premier sold and issued 2,290,000 shares of common stock to six accredited investors for $572,500. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 27, 2012, Premier sold and issued 119,000 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between July 3, 2012 and August 9, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 133,100 shares of its common stock at a purchase price of $0.25 per share. The sales closed and cash of $33,025 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On July 25, 2012, Premier entered into an Asset Purchase Agreement (the “Agreement”) with Active ES Lighting Controls, Inc. (“AES”) whereby Premier acquired AES's intellectual property including patents, trademarks and website. As partial consideration for the transaction; 750,000 shares were issued at closing, on July 25, 2012, as consideration for the acquisition. The shares were valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $180,000. In addition, 875,000 shares were recorded as a common stock payable, due on July 24, 2013, which were also valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $210,000. See Note 4 for further discussion of the acquisition of the AES assets.

On October 24, 2012 Premier granted and issued 2,500,000 shares of common stock to four officers of Premier accredited investors for services. The shares were valued at $0.12 per share or $300,000. Resale restrictions were imposed by placing a Rule 144 legend on the certificates.

Between October 25, 2012 and November 7, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 652,000 shares of its common stock.The sales closed and cash of $32,600 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between November 9, 2012 and December 31, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 3,169,429 shares of its common stock. The sales closed and cash of $168,140 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 5. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of Premier are attached.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview and Outlook

Although Premier has made progress in its business, a comparison of the liquidity, capital resources and results of operation between the year ended December 31, 2011 and December 31, 2012 is unlikely to enhance a reader's understanding of Premier's financial condition and results of operations due to the following factors:

•	Premier made a transition from its efforts to sell funeral caskets in 2011 to efforts to establish a clean energy business in 2012.

•	Premier’s CEO, Kevin Donovan, the majority of the shareholders, and the Board of Directors became divided over the proper direction and strategy for Premier which led to Mr. Donovan’s resignation on October 5, 2012.

•	Loss from discontinued operations was ($756,912).

•	Premier's new CEO, Randall M. Letcavage, has taken the company in a new direction based on his knowledge and business experience in the energy efficiency industry. The business model is in its developmental stage and, for this reason there has been no significant impact on Premier’s results from operations and financial condition.

Net Loss

For the year ended December, 31, 2012, Premier had a net loss of $2,115,372 as compared to a net loss of $3,122,806 for the year ended December 31, 2011. Premier’s accumulated deficit as of December 31, 2012 was $9,141,928. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Revenue

Revenue for the year ended December 31, 2012 was negligible compared to $10,000 for the year ended December 31, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were $1,328,576, compared to $3,087,833 for the year ended December 31, 2011.

Liquidity and Capital Resources

While Premier has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet Premier’s current and projected cash flow deficits from operations and development of alternative revenue sources. As of December 31, 2012, Premier had a working capital deficit of ($219,204) and for the year ending December 31, 2011, its working capital was $259,948.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Forward Looking Statements

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed in "Risk Factors". Certain statements and information set forth in this Annual Report on Form 10-K, as well as other written or oral statements made from time to time by us or by our authorized executive officers on our behalf, constitute "forward-looking statements." You should note that our forward-looking statements speak only as of the date of this Annual Report on Form 10-K or when made and we undertake no duty or obligation to update or revise our forward- looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that should be considered are included in "Risk Factors" in Item 1A.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements or standards updates that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

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

Discontinued Operations

Premier acquired assets from WEPOWER, LLC at year 2011. WEPOWER, Ecolutions Inc. was expected to offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. In year 2012, WEPOWER Ecolutions Inc is classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operation is reported in discontinued operations in accordance with ASC 205-20-45-3. The transactions contemplated by the Purchase Agreement were deemed to be effective as of January 7, 2013.

Loss from discontinued operations of $756,912 for the year ended December 31, 2012 consisted of the losses from operations of our discontinued business segment. Our losses from discontinued operations did not impact our cash position.

Stock Based Compensation

Shares of Premier’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon what the price of the common stock is on the date of each respective transaction.

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

Item 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Premier’s business activities contain elements of risk. Premier considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Premier are attached as Exhibits to Item 15 and are hereby incorporated by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, there have been no disagreements with Premier’s independent accountants.

In February 2013, Premier retained the accounting services of Anton & Chia, LLP. In April 2013, Premier terminated the accounting services of M&K CPAS, PLLC.

Item 8A(T). CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Premier’s management has evaluated, under the supervision and with the participation of its chief executive officer and chief financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, Premier’s chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, Premier’s disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in its Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to Premier’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Premier’s Principal Executive Officer and Principal Financial Officer do not expect that Premier’s disclosure controls or internal controls will prevent all error and all fraud. Although its disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and Premier’s principal executive and financial officer have determined that its disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Premier have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of Premier's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Management’s Report on Internal Control Over Financial Reporting

Premier’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Premier’s internal control system was designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. Premier’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on Premier’s assessment, it believes that, as of December 31, 2012, Premier’s internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Premier’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Premier has identified the following material weakness:

Premier does not have an independent Board of Directors or audit committee or adequate segregation of duties.

All of Premier’s financial reporting is carried out by its financial consultant and this consultant failed to appropriately classify investments separately on the balance sheet for the year ended December 31, 2012. In addition, this consultant failed to value inventory at year-end which was connected with the acquisition of assets of WePower, LLC described in Note 9 to the financial statements. These failures necessitated the recordation of correcting journal entries to present the financial statements in accordance with generally accepted accounting principles.

Premier does not have an independent body to oversee its internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of Premier.

In light of these material weaknesses, Premier performed additional analysis and procedures in order to conclude that its financial statements included in this Year End Report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, Premier believes that despite its material weaknesses, its financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

Premier plans to rectify these weaknesses by implementing an independent Board of Directors and hiring additional accounting personnel once it has additional resources to do so. Premier has also hired a new financial consultant who possesses additional financial reporting experience to assist Premier in future fillings.

PART III

Item 10. Directors and Executive Officers of the Registrant

The members of the Board of Directors of Premier serve until the next annual meeting of stockholders, or until their successors have been elected and qualified. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Premier are as follows:

Name	Age	Position
Randall Letcavage	55	Chairman/CEO/CFO
Nancy Nguyen	35	Secretary
Woodrow Clark, PhD	67	Director
Lane Harrison	60	Director

Randall M. Letcavage -Mr. Letcavage has recently been named Chairman, President and Chief Executive Officer, and Chief Financial Officer of Premier Holding Corporation.  He brings in excess of 25 years plus of business experience specializing in the financial markets and business consulting and green energy/clean technology.  For the past 20 years Mr. Letcavage has been an investment banker widely recognized for individual achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National “CDE” Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has also held executive positions, invested, and/or operated numerous businesses including related companies in “Power Generation and Power Reduction” – CEO of Ciralight Global Inc, CEO of Green Central Holdings, Consultant and second largest shareholder of publicly traded PRHL which operates Energy Efficiency Experts (E3) and also serves on the Board and acting President of Kratos Power. Further Mr. Letcavage is no stranger to deregulation as he has participated in over $1 Billion in Telecom financing.  Letcavage had been successful in many areas additionally providing over $800,000,000 in Healthcare. Mr. Letcavage personally acts as an advisor to municipalities leading over $150,000,000 in industrial bond transactions, while also advising the National Conference of Black Mayors (NCBM; over 800 members all of whose cities may one day be able to offer deregulated power services). He has advised numerous clients on various transactions and financings in a wide range of industries, including technology, healthcare, financial services, entertainment, energy and Green Initiatives (see http://www.iCapitalFinance.net). He has been listed in ―Who‘s Who Among Rising Young Americans and ―Who‘s Who in American Business & Finance. Mr. Letcavage served as the Managing Director of NC Capital Markets and as Vice President of The National Capital Companies, Inc. (directing the daily operations of most of its subsidiaries).  Mr. Letcavage was formerly the CEO and a majority owner of Capital Access Group, a financial services company that also operated several portfolio companies. Prior to Capital Access, Mr. Letcavage founded and/or managed several asset management firms, including Valley Forge Capital Holdings and the Marshall Plan, LLC that directed and/or co-managed over $3 billion in assets with former renowned CALPERS (California Pension & Retirement Systems) Manager, Greta Marshall.

Prior to Valley Forge, Mr. Letcavage founded Security America, Inc., an asset management firm based in Grosse Pointe, Michigan. Mr. Letcavage worked with Prudential-Bache running a Joint Venture ―High Net Worth Group (a/k/a Security American, Inc.).

Nancy Nguyen - Nancy Nguyen is Secretary of Premier Holding Corporation. Ms. Nguyen was previously the Chief Executive Officer and President of Green Central Energy Solutions, Inc., an operating subsidiary of Green Central Holdings Inc. Ms. Nguyen was also the founder and a managing partner of the predecessor Green Central Energy Solutions. Under Ms. Nguyen's direction, she had directed Green Central Energy Solutions, Inc. in forging an immediate national footprint by negotiating a joint venture with the 3rd largest roofing company, Nations Roof, in the U.S. Ms. Nguyen represented Green Central at NRCA (National Roofing Contractors Association) events and as a guest speaker. Prior to Green Central, Ms. Nguyen held executive positions with two other Green companies. She served as Vice President to an energy-efficient skylight company. Ms. Nguyen was a lead banker on the reorganization of two green companies. Ms. Nguyen assisted one of the former green companies in qualifying for a public listing. Ms. Nguyen also served as Vice President of Business Development for a minority-owned distribution company which marketed green products whose majority shareholder was internationally known entertainer Smokey Robinson. In a brief amount of time, Ms. Nguyen assisted this company in launching its Green Technology product.

Ms. Nguyen is also a Merchant Banking Consultant with iCapital Finance, Inc., and the newly formed iCapital Advisory Group. Ms. Nguyen works as a liaison with iCapital's Joint Venture Partners to provide additional financial services to iCapital clients through affiliations with AMPAC Tristate CDC (Certified SBA Lender). Ms. Nguyen has been in Financial Services for the last 8 years, specializing in finance and business development. Previous companies included Wells Fargo, Countrywide, and Master Financial. Ms. Nguyen worked with managing directors of iCapital on numerous projects including the reorganization and funding of Ciralight Global, Inc. and Toshiba Display Systems. Ms. Nguyen is also a shareholder in Wealthmakers, Inc., owners of Buyins.net. Ms. Nguyen graduated from University of California, Irvine with a B.A. in Business and Biology.

Woodrow Clark, PhD – Dr. Clark is a Director of Premier Holding Corporation. Dr. Clark, a long-time advocate for the environment and renewable energy, is an internationally recognized author, lecturer, public speaker and advisor specializing in sustainable communities. Dr. Clark was one of the contributing scientists to the work of the United Nations Intergovernmental Panel on Climate Change (UNIPCC) which as an organization was awarded the Nobel Peace Prize in December 2007.

In 2004, he founded, and now manages, Clark Strategic Partners (CSP), an environmental and renewable energy consulting firm using his political-economic expertise in order to guide, advice and implements public and private clients worldwide – specifically on sustainable smart green communities of all kinds ranging from colleges and universities to shopping malls, office buildings and film studios. Dr. Clarks’ five books and 50+ peer-reviewed articles reflect that concern for global sustainable communities. His last book is Global Energy Innovations (Praeger Press, November 2011) that concerns the “green industrial revolution” (GIR). He explains his work as being the solutions to climate change through public policy, science and technologies, economics and finance. Clark also teaches graduate courses in these areas throughout the USA and internationally. Currently, Clark is Academic Specialist, UCLA Provost Office and Cross-Disciplinary Scholars in Science and Technology.

Prior to launching CSP, Dr. Clark was Senior Advisor on Renewable Energy, Emerging Technologies, and Finance to California Governor Gray Davis from 2000-2003. Before that from 1999-2000, he was a Visiting Professor of Science, Technology and Entrepreneurship at Aalborg University, Denmark, where he was a Fulbright Fellow in 1994. Dr. Clark was the Manager of Strategic Planning for Technology Transfer at Lawrence Livermore National Laboratory (LLNL) for the University of California and U.S. Department of Energy, during the 1990s. In 1980, he founded a mass media company in San Francisco, CA, Clark Communications, specializing in the production and distribution of documentary and educational films focused on “social issues” such as “sexual harassment”, “health issues” and older workers along with other topics including books from dramatic current events.

Dr. Clark earned three masters’ degrees from different universities in Illinois and his Ph.D. at University of California, Berkeley. He lives with his wife, and their 4 year-old son in Southern California.

Lane Harrison – Lane Harrison is a Director of Premier Holding Corporation. Mr. Harrison is Founder and President of Affluent and Corporate Insurance Services, Inc. and Capital Preservation Insurance Services, Inc. The firms provide insurance and advanced consulting services to professional advisors, corporations, small business owners and high net worth families. Mr. Harrison has over 30 years of business consulting and sale/marketing experience. He has lectured extensively to the professional advisor community.  In addition, Mr. Harrison advised large multi-national corporations such as Bicoastal Corporation, (Formerly Singer Corp.) where he served as Director, and Bicoastal Financial Corporation, serving as President/Director. Mr. Harrison is a graduate of Salem State College with a Bachelor of Arts in Social Welfare. He is also listed in Who’s Who in American Colleges and Who’s Who in Executive and Professionals.

Code of Ethics

Premier has adopted a Code of Ethics and has filed it with the Securities and Exchange Commission.

Item 11. EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of Premier, for each of Premier’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name & Principal position	Year	Salary	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings	Non-Qualified Deferred Compensation Earnings	All other Compensation	Total
Randall Letcavage	2012	$40,000	$0	$0	$0	$0	$0	$40,000
CEO& CFO	2011	$0	$0	$0	$0	$0	$0	$0
Nancy Nguyen	2012	$74,000	$60,000	$0	$0	$0	$0	$134,000
Secretary	2011	$0	$0	$0	$0	$0	$0	$0
Kevin Donovan	2012	$82,500	$60,000	$0	$0	$0	$0	$142,500
CEO	2011	$0	$0	$0	$0	$0	$0	$0

There are no outstanding equity awards or options to officers issued or outstanding

The following table provides information concerning the compensation of the directors of Premier for the past fiscal year:

DIRECTOR COMPENSATION

Name & Principal position	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation Earnings		Non-Qualified Deferred Compensation Earnings	All other Compensation	Total
Woodrow Clark, PhD	$0	$0	$18,838	$0		$0	$0	$18,838
Lane Harrison	$0	$0	$0	$0		$0	$0	$0
Frank Shulte	$0	$0			$$0	$0	$0	$0
Bobby Grisham	$0	$0	$56,550	$0		$0	$0	$56,550

There are no outstanding equity awards or options to directors issued or outstanding.

Corporate Governance

The Board of Directors is committed to maintaining strong corporate governance principles and practices. The Board periodically reviews evolving legal, regulatory, and best practice developments to determine those that will best serve the interests of its shareholders.

Meetings and Attendance

Premier’s Board of Directors is required by its bylaws to hold regularly scheduled annual meetings. In addition to the annual meetings, it has the authority to call regularly scheduled meetings and special meetings by resolution. Premier’s Board of Directors met four times during the past fiscal year.

All incumbent directors attended 100% of the meetings of the Board of Directors during the last fiscal year.

Nominations of Directors

There are no material changes to the procedures by which stockholders of Premier may recommend nominees to the Board of Directors of Premier.

Audit Committee

Premier does not have a standing audit committee, pursuant to section 3(a)(58)(A) of the Securities Exchange Act of 1934.

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information furnished to us with respect to the beneficial ownership of Premier’s common stock by (i) each executive officer, director and nominee, and by all directors and executive officers as a group, and (ii) each beneficial owner of more than five percent of its outstanding common stock, in each case as of December 31, 2012. Unless otherwise indicated, each of the persons listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

The following table presents certain information regarding beneficial ownership of Premier’s common stock as of December 31, 2012, by (i) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common stock, (ii) each director of Premier Holding Corporation., (iii) each named executive officer and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

Name and Address	Number of Shares	Percentage Owned

Jack Gregory, M.D. Officer/Director 4705 W. Addisyn Court Visalia, CA 93291	3,100,352	5.56%

GREEN CENTRAL HOLDINGS INC 18101 VON KARMAN 3RD FL IRVINE, CA 92612	14,053,595	25.19%

ICAPITAL ADVISORY LLC 18101 VON KARMEN 3RD FLOOR IRVINE, CA 92612	1,803,280	3.23%

WEPOWER ENERGY CORP 32 JOURNEY #250 ALISO VIEJO, CA 92656	16,497,695	29.57%

WEPOWER, LLC. 32 JOURNEY #250 ALISO VIEJO, CA 92656	1,803,280	3.23%

Nancy Nguyen 36 POTOMAC IRVINE, CA 92620	500,000.90%

KEVIN DONOVAN PO BOX 10206 BEVERLY HILLS, CA 90213	500,000.90%

Premier is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of Premier, other than as set forth above.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On or about November 15, 2007, an officer and director was issued 3,491,250 shares of common stock, $43,759 worth in exchange for company expenses paid and $40,030 worth for services rendered, for a total of $83,790 worth of stock, pursuant to Section 4(2) of the Securities Act of 1933. The expenses advanced were to pay for transfer agent fees, legal fees, independent accountant fees and the defaulted corporate charter.

On January 29, 2011, an officer and director was issued 4,071,085 shares of restricted stock, valued at $0.024 per share based on the market price of Premier’s stock for retirement of a debt of Premier owed to Jack Gregory for the amount of $97,706.

During 2011, an officer and director had advanced $70,636 to Premier for the payment of general and administrative expenses. The advance was recorded as an interest free loan. Premier imputed interest of $6,344, charging income and increasing additional paid in capital. The debt for the advance was retired with the issuance of 139,885 shares of restricted stock with a fair value of $12,590, valued at $0.09 per share, based on the market price of Premier’s stock, and a cash payment of $21,676 resulting in an increase to additional paid-in-capital of $48,957. In December 2011, an officer and director made a capital contribution of $11,605 for operations.

Between May 18, 2007 and February 29, 2012, all activities of Premier were conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Premier for the use of these facilities and there are no commitments for future use of the facilities.

On December 29, 2011, Premier issued 16,497,695 shares of common stock valued at $1,649,770 based on the market price of Premier’s stock to WePower, LLC to acquire certain assets.

The acquisition of assets from WePower, LLC was accounted for as a related party transaction because on December 31, 2011, two days after the transaction date of December 29, 2011, WePower, LLC owned approximately thirty-seven percent of Premier. Because the assets acquired were from a related party, no value was assigned to the identified assets, other than the inventory which had a cost basis of $17,024. The assets were brought into Premier at their cost of $17,024 with the difference between cost and the total value of stock issued recorded as stock issuance expense.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In February 2013, Premier retained Anton & Chia, LLC as its principal accountants to audit the financial statements for the fiscal ended December 31, 2012. Premier understands the need for its principal accountants to maintain objectivity and independence in their audit of Premier’s consolidated financial statements. To minimize relationships that could appear to impair the objectivity of its principal accountants, the Audit Committee has restricted the non-audit services that Premier’s principal accountants may provide to it primarily to tax services and audit related services. Premier is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

Premier discharged its former auditors, M&K CPAS, PLLC in April 2013. The reports on Premier Holding Corporation’s financial statements by M&K CPAS, PLLC during the last fiscal year and any subsequent interim period did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.  Also, there were no disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during this time that, if not resolved to the satisfaction of M&K CPAS, PLLC, would have caused M&K CPAS, PLLC to make a reference to the subject matter of any such disagreement in connection with its report on Premier Holding Corporation’s consolidated financial statements.

Audit Fees

The aggregate fees billed since inception and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements. Fees for 2012 and 2011 are $14,250 and $12,500 respectively, which is related to the review and audit of Premier’s consolidated financial statements.

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

Report of Independent Registered Certified Public Accountant

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Premier Holding Corporation.

We have audited the consolidated balance sheet of Premier Holding Corporation (the “Company”) as of December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2011, were audited by other auditors, whose report, dated March 30, 2012, expressed an unqualified opinion on those consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the result of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has incurred an accumulated deficit of $9,141,928 from inception to December 31, 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 18, 2013

Newport Beach, CA

PREMIER HOLDING CORPORATION

(a development stage company)

Consolidated Balance Sheets

	December 31	December 31
	2012	2011

Assets
Current assets:
Cash	$44,311	$259,948
Prepaid expenses	15,467	–
Total current assets	59,778	259,948

Intangible assets, net	269,980	–
Goodwill	138,000	–
Other assets	52,500	–
Total Assets	$520,258	$259,948

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,746	$–
Note payable	10,000	–
Related party payable	120,098	–
Net liabilities of discontinued operations	116,138	–
Total current liabilities	278,982	–

Shareholders’ Equity:
Common stock, par value $.0001,100,000,000 shares authorized, 55,794,549 and 44,007,000 shares issued and outstanding at December 31, 2012 and 2011, respectively.	5,580	4,401
Additional paid-in-capital	9,167,625	7,282,103
Common stock payable	210,000	–
Deficit accumulated before development stage	(3,732,970)	(3,732,970)
Deficit accumulated during development stage	(5,408,958)	(3,293,586)
Total Shareholders’ Equity	241,276	259,948
Total Liabilities and Shareholders’ Equity	$520,258	$259,948

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Consolidated Statements of Operations

For the years ended December 31, 2012 and 2011

			May 18, 2007
			(re-entry to development
	Years Ended		stage) through
	December 31,		December 31,
	2012	2011	2012
Revenues	$–	$10,000	10,000
Cost of Sales	–	38,629	(38,629)
Gross Loss	–	(28,629)	(28,629)

Operating expenses:
Selling, general and administrative	1,328,576	3,087,833	4,553,394
Amortization expense	28,589	–	28,589
Total operating expenses	1,357,165	3,087,833	4,581,983
Operating loss	(1,357,165)	(3,116,462)	(4,610,612)

Other income (expense):
Interest expense	(1,295)	(6,344)	(7,639)
Other income	–	–	980
Gain on investments	–	–	854
Loss on sale of investments	–	–	(35,629)
Total other expense	(1,295)	(6,344)	(41,434)

Loss from continuing operations before income taxes	(1,358,461)	(3,122,806)	(4,652,047)

Income taxes	–	–	–

Loss from continuing operations	(1,358,461)	(3,122,806)	(4,652,047)

Loss from discontinued operations	(756,912)	–	(756,912)

Net loss	$(2,115,372)	$(3,122,806)	$(5,408,958)

Per common share basic and diluted:

Net loss attributable to Premier Holding Corporation per share - basic and diluted
Loss from continuing operations	(1,358,461)	(3,122,806)
Basic loss per share	(0.03)	(0.38)

Net loss attributable to Premier Holding Corporation per share - diluted
Loss from continuing discontinued operations	(756,912)	–
Diluted loss per share	(0.02)	–

Number of weighted average shares- basic and diluted	47,892,487	8,293,295

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

 Statements of Cash Flows

For the years ended December 31, 2012 and 2011

			May 18, 2007
			(re-entry to development
	For the years ended		stage) through
	December 31,		December 31,
	2012	2011	2012
Operating Activities:
Net loss	$(2,115,372)	$(3,122,806)	$(5,408,958)
Adjustments to reconcile net loss to cash used in operations:
Common stock issued for services	360,000	–	443,790
Stock options issued for services	115,930	3,038,105	3,154,035
Amortization expense	28,589	–	28,589
Impairment loss		17,024	17,024
Loss on sale of investments		–	35,629
Imputed interest expense	298	6,344	6,642
Change in operating assets and liabilities:			–
Prepaid expenses	(15,467)	–	(15,467)
Accounts payable	32,746	–	32,746
Net liabilities of discontinued operations	116,138	–	116,138
Net cash used in operating activities	$(1,477,138)	$(61,333)	$(1,589,832)

Investing Activities:
Purchase of investments	$–	$–	$(242,172)
Payment for acquisition of Active ES	(31,570)	–	(31,570)
Payments for Investment in "The Power Company"	(52,500)		(52,500)
Proceeds from the sale of investments	–	–	206,543
Net cash used in investing activities	$(84,070)	$–	$(119,699)

Financing Activities:
Capital contributed for operations by related parties	$–	$11,605	$11,605
Net advances from related parties	–	48,960	146,666
Proceeds from notes payable	(5,000)		(5,000)
Proceeds from related party payable	120,098		120,098
Proceeds from issuance of common stock	1,230,473	250,000	1,480,473
Net cash provided by financing activities	$1,345,571	$310,565	$1,753,842

Net increase (decrease) in cash and cash equivalents	$(215,637)	$249,232	$44,311

Cash at beginning of period	$259,948	$10,716	$–

Cash at end of period	$44,311	$259,948	$44,311

Cash paid for income taxes	$–	$–	$17,024

Cash paid for interest	$–	$–	$–

Supplemental Schedule of Non-Cash Investing and Financing Activities
Debt Extinguished from Issuance of Common Stock	$–	$146,666	$146,666

Common Stock Issued for acquired assets	$180,000	$17,024
Common Stock Payable for acquired Assets	$210,000
Cashless exercise of warrants	$40,542
Note payable for acquired assets.	$15,000

See accompanying notes to financial statements.

PREMIER HOLDING CORPORATION

(a development stage company)

Consolidated Statements of Shareholder's Equity

					Retained	Deficit
					Earnings	Accumulated
			Additional	Common	Prior to	During
	Common Stock		Paid-in	Stock	Development	Development
	Shares	Amount	Capital	Payable	Stage	Stage	Total
Balance, May 18, 2007	1,510,665	$151	$3,732,819	$–	$(3,732,970)	$–	$–
Stock issued for payment reimbursement and services by CEO	3,491,250	349	83,441	–	–	–	83,790
Net loss	–	–	–	–	–	(83,790)	(83,790)
Balance, December 31, 2007	5,001,915	500	3,816,260	–	(3,732,970)	(83,790)	–
Net loss	–	–	–	–	–	(10,985)	(10,985)
Balance, December 31, 2008	5,001,915	500	3,816,260	–	(3,732,970)	(94,775)	(10,985)
Net loss	–	–	–	–	–	(40,230)	(40,230)
Balance, December 31, 2009	5,001,915	500	3,816,260	–	(3,732,970)	(135,005)	(51,215)
Cancellation of Stock	(757,125)	(76)	76	–	–	–	–
Net loss	–	–	–	–	–	(35,775)	(35,775)
Balance December 31, 2010	4,244,790	424	3,816,336	–	(3,732,970)	(170,780)	(86,990)
Common Stock issued for payment reimbursement and services by CEO	4,210,970	422	146,244	–	–	–	146,666
Common Stock issued for acquisitions	30,551,290	3,055	3,052,074	–	–	–	3,055,129
Common Srock issued for cash	5,000,000	500	249,500	–	–	–	250,000
Imputed interest	–	–	6,344	–	–	–	6,344
Contributed capital	–	–	11,605	–	–	–	11,605
Net loss	–	–	–	–	–	(3,122,806)	(3,122,806)
Balance as of December 31, 2011	44,007,020	4,401	7,282,103	–	(3,732,970)	(3,293,586)	259,948
Common Stock Options & warrants issued for services			115,930				115,930
Common Stock issued after exercise of warrants	375,000	38	4,420				4,458
Common Stock issued for services	2,740,000	274	359,726				360,000
Common Stock issued for cash	7,922,529	792	1,225,223				1,226,015
Common Stock issued for acquisition of Active ES	750,000	75	179,925				180,000
Common Stock payable for acquisition of Active ES				210,000			210,000
Imputed interest			298				298
Net loss						(2,115,372)	(2,115,372)
Balance, December 31, 2012	55,794,549	$5,580	$9,167,625	$210,000	$(3,732,970)	$(5,408,958)	$241,277

See accompanying notes to financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of Premier Holding Corporation (the “Company”) (A Development Stage Company) as of December 31, 2011, and the related statement of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premier Holding Corporation as of December 31, 2011, and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company does not have significant sources of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

PREMIER HOLDING CORPORATION

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Premier Holding Corporation (“Premier”) is a development stage company. Premier is devoting substantially all of its efforts to establishing energy services companies. These businesses, which were started during 2012, are primarily focused on providing small and large-scale commercial companies with energy solutions to reduce the costs of utilities through consultations as well as product sales to complete those installations via shipment from inventory on hand to the customer site. Premier’s principal operations of selling caskets through a commissioned sales force did not produce significant revenue and was abandoned in 2011. Premier is organized with a holding company structure such that Premier provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies. Premier’s wholly owned subsidiary WEPOWER Ecolutions, Inc offers renewable energy production and energy efficiency products and services to commercial middle market companies.

WEPOWER Ecolutions Inc. is a U.S. energy service company based in the Los Angeles area offers renewable energy production and energy efficiency products and services to commercial middle market companies, Fortune 500 brands, and developers and management companies of large scale residential developments. WEPOWER Ecolutions Inc. business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. WEPOWER Ecolutions Inc,s core business expects to deliver green solutions, branded specifically as "ecolutions", which include best-of-class alternative energy technology portfolio in wind turbines, solar power systems, green roofs, smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

Premier was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, Premier filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The consolidated financial statements include the accounts of WEPOWER Ecolutions, Inc. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. Premier had no cash equivalents as of December 31, 2012 and 2011.

Revenue Recognition

Premier’s wholly owned WEPOWER Ecolutions, Inc. offers renewable energy production and energy efficiency products and services to commercial middle market companies. In accordance with the requirements of ASC 605-10-599, Premier recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required on the part of WEPOWER Ecolutions Inc. When contracts provide services over long periods of time, the revenue is deferred and recognized over the service term of the contract.

Earnings/Loss Per Share

Premier has adopted the FASB ASC Topic regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future 29tax benefits of tax-basis operating losses being carried forward Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic 740-10-30 concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe Premier has met the “more likely than not” standard imposed by the FASB ASC Topic 740-10-30 concerning Income Taxes to allow recognition of such an asset.

Stock-Based Compensation

Shares of Premier’s common stock may be issued for services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined based upon either (i) a recent sale by Premier for cash to an unrelated third party or (ii) the price of Premier’s common stock is on the date of each respective transaction.

Goodwill and Other Intangible Assets

Premier periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Premier uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on Premier’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As of December 31, 2012, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non compete agreements.  See Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years.  For the year ended December 31, 2012, Premier recorded amortization of our intangible assets of $28,589.

Recent Accounting Pronouncements

The adoption of these accounting standards had the following impact on Premier’s statements of income and financial condition:

Effective January 2012, we adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

Effective January 2012, we adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. We are evaluating the effect, if any, adoption of ASU 2011-11 will have on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. We are evaluating the effect, if any, the adoption of ASU 2013-02 will have on our consolidated financial statements.

Fair Value Measurements

On January 1, 2011, Premier adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, Premier also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Premier. Unobservable inputs are inputs that reflect Premier’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that Premier has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect Premier's own assumptions about the inputs that market participants would use.

Premier’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, related party payable and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable, related party payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, Goodwill and Other intangible assets

Concentration of Credit Risk

Premier maintains its cash and cash equivalents in multiple financial institutions. Premier limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. Premier has not experienced any losses related to these balances and believes its credit risk to be minimal.

Loss From Discontinued Operations

Loss from discontinued operations of $756,912 for the year ended December 31, 2012 consisted of the losses from operations of our discontinued subsidiary, WEPOWER.Ecolutions Inc. Our losses from discontinued operations did not impact our cash position.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUCEMENTS

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820 (ASU 2-11-04).” ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income (ASU 2011-05)”. ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the

FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).” ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02)”. This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (“AOCI”). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – DEVELOPMENT STAGE COMPANY & GOING CONCERN

The Company has sustained operating losses of $9,141,928 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans for 2013 are to meet their sales projections. If these projections are not met, the Company may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

NOTE 4 – ACQUISITION

Active ES Lighting Controls, Inc. Acquisition

On July 25, 2012, Premier acquired the assets of the Active ES Lighting Controls, Inc. (“AES”) business by completing the transactions contemplated under an asset purchase agreement dated July 25, 2012 (the “Agreement”) with AES.  In accordance with the terms of the Agreement, the purchase price for the acquisition consisted of the following components: (i) 750,000 shares of Premier’s common stock issued at closing; (ii) $30,000 in cash paid at closing; (iii) a payable, due December 31, 2012, of Premier in the principal amount of $15,000;; (v) contingent shares payable (payable 12 months after closing of the transaction) of a number of shares of common stock of Premier equal to 875,000 shares based upon the following contingencies:

A.	175,000 shares of common stock if the volume weighted average price (“VWAP”) is below $2.00 for 30 consecutive trading days during the 12 months following the contingent period (begins after stock received in transaction has had restricted legend (section 144) removed and continues for six months)
B.	175,000 shares of common stock if the VWAP is below $1.00 for 60 consecutive trading days during the contingent period;
C.	175,000 shares of common stock if the VWAP is below $0.80 for 60 consecutive trading days during the contingent period;
D.	175,000 shares of common stock if the VWAP is below $0.60 for 60 consecutive trading days during the contingent period;
E.	175,000 shares of common stock if the VWAP is below $0.40 for 60 consecutive trading days during the contingent period;

As of December 31, 2012, the dollar value of the contingent shares payable is $210,000, which is recorded as a common stock payable on the accompanying balance sheet.

The acquisition has been accounted for as a asset purchase and Premier valued all assets and liabilities acquired at their fair values on the date of acquisition.

As of December 31 2012 the marketing results of operations of AES products are included in Premier’s financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

IP/Technology – Patents	$167,570
Non-compete Agreement	76,000
Trademarks & Service Marks	55,000
Goodwill	138,000
Total purchase price	$436,570

The purchase price consisted of the following:

Cash	$31,570
Note Payable	15,000
Common Stock	180,000
Common Stock Payable	210,000
Total purchase price	$436,570

Estimated Useful Lives of Acquired Intangibles

The estimated useful lives (years) of the acquired intangibles are as follows

LIFE
IP/Technology - Patents	5
Non-compete Agreement	10
Trademarks & Service Marks	2
Goodwill	N/A

NOTE 5 – GOODWILL & PURCHASED INTANGIBLES

As required under ASC 350, Intangibles - Goodwill and Other, goodwill is separately disclosed from other intangible assets on the balance sheet and not amortized, and is tested for impairment on at least an annual basis.

The following table presents details of Premier’s total purchased intangible assets as of December 31, 2012:

	Balance 01/01/2012	Additions	Amortization	Impairment	Balance 12/31/12

IP/Technology – Patents	$–	$167,570	$(13,964)	$–	$153,606
Non-compete Agreement	–	76,000	(3,167)	–	72,833
Trademarks & Service Marks	–	55,000	(11,458)	–	43,542

	$–	$298,570	$(28,589)	$–	$269,981

During the Year ended December 31, 2012, Premier recorded amortization expense related to the purchased intangibles of $28,589, which is included in amortization expense in the Statement of Operations. No amortization expense was recorded for the period ended December 31, 2011.

NOTE 6 – NOTE PAYABLE

In conjunction with the acquisition of the AES assets, Premier recorded a note payable to the seller in the amount of $15,000; $5,000 was paid during the six months ended December 31, 2012. The remaining outstanding balance on December, 31, 2012, was $10,000. This amount is included in note payable.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

On January 29, 2011, an officer and director was issued 4,071,085 shares of restricted stock, valued at $0.024 per share based on the market price of Premier’s stock for retirement of a debt of Premier owed to Jack Gregory for the amount of $97,706.

During the 2011, an officer and director had advanced $70,636 to Premier for the payment of general and administrative expenses. The advance was recorded as an interest free loan. Premier imputed interest of $6,344, charging income and increasing additional paid in capital. The debt for the advance was retired with the issuance of 139,885 shares of restricted stock with a fair value of $12,590, valued at $0.09 per share, based on the market price of Premier’s stock, and a cash payment of $21,676 resulting in an increase to additional paid-in-capital of $48,957. No gain was recognized on this transaction due to the fact that it was between Premier and a related party.

In December 2011, an officer and director made a capital contribution of $11,605 for operations.

Between May 18, 2007 and February 29, 2012, all activities of Premier were conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by Premier for the use of these facilities and there are no commitments for future use of the facilities.

On December 29, 2011, Premier issued 16,497,695 shares of common stock valued at $1,649,770 based on the market price of Premier’s stock to WEPOWER, LLC to acquire certain assets.

The acquisition of assets from WEPOWER, LLC was accounted for as a related party transaction because on December 31, 2011, two days after the transaction date of December 29, 2011, WEPOWER, LLC owned approximately thirty-seven percent of Premier. Because the assets acquired were from a related party, no value was assigned to the identified assets, other than the inventory which had a cost basis of $17,024. The assets were brought into Premier at their cost of $17,024; with the difference between cost and the total value of stock issued recorded as stock issuance expense.

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

On December 29, 2011, Premier issued 14,053,595 shares of common stock valued at $1,405,359 based on the market price of Premier’s stock to Green Central Holdings, Inc. to acquire certain assets. The acquisition of assets from Green Central Holdings, Inc. was accounted for as a related party transaction because on December 31, 2011, two days after the transaction date of December 29, 2011, Green Central Holdings, Inc. owned approximately thirty-two percent of Premier. Because the assets acquired were from a related party, no value was assigned to the assets. The assets were brought into Premier at their cost of $0; with the total value of stock issued recorded as stock issuance expense.

See below for the purchase price allocation:

Stock issuance expense	$1,405,359
Common stock, based on par value of $0.0001	$(1,405)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	$(1,403,954)

As of December 31, 2012, several related parties were owed funds pertaining to operating expenses incurred during the period. Green Central Holdings Inc. was owed $51,397; and WEPOWER, LLC was owed $42,000; and I Capital Advisory LLC $26,700, totaling $120,098. No related parties were owed monies as of December 31, 2011. Imputed interest of $298 was charged for the year ended December 31, 2012; no amounts were charged during the period ended December 31, 2011.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Common Stock

Premier’s authorized Common Equity Consists of 100,000,000 shares of common stock $.0001 par value.

As of May 30, 2007 Premier had issued and outstanding 1,508,750 common stock shares. On August 20, 2007 during a special meeting of Premier’s Board of Directors the Chief Executive Officer and sole director of Premier presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks. Since Premier had no cash or other assets at that date with which to reimburse the Chief Executive Officer the Board of Directors determined that the only feasible way for Premier to reimburse the Chief Executive Officer was to issue restricted common shares.

On or about November 15, 2007, Premier issued 3,491,250 shares of restricted common stock to its Chief Executive Officer to reimburse $43,759 of cash payments for the expenses incurred and $40,030 for services performed by the Chief Executive Officer, calculated at 267 hours at a rate of $150 for a total of $83,790. Since Premier was insolvent and had no assets and no market, the Board of Directors determined that the stock should be issued at a value of $.024 per share.

On November 13, 2008 Premier filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to reverse its shares on a 1:40 basis. The financial statements have been adjusted for all periods presented to reflect this split.

On November 12, 2010, an 8K was filed disclosing Premier’s Board of Directors adoption of a resolution to cancel 757,125 shares of common stock held by Hoi Wai Investments Limited, and beneficially owned by former officer and director, Ching Lung Po and return to Premier. The shares represented approximately 15% of the outstanding common share capital of Premier. Upon cancellation the value of the shares were considered contributed capital.

On January 29, 2011, Premier retired a debt of $97,706 with the issuance of 4,071,085 shares of restricted stock to its Chief Executive Officer, Jack Gregory. The shares were valued at $0.024 per share based on the market price of Premier’s stock, adjusted for the forward stock split. No gain or loss was recognized in this transaction due to the fact that it was between Premier and a related party.

On September 12, 2011, Premier’s S-1 Registration to sell 5,000,000 shares at $0.05 became effective. As of December 31, 2011, 5,000,000 shares were sold and Premier increase its operating capital by $250,000.

On December 8, 2011 Premier retired a debt of $70,636 owed to Jack Gregory by issuance of 139,885 shares of restricted stock of Premier valued at $12,590, based on the market price of Premier’s stock of $0.45, divided by 5 to equal $0.09 due to the forward stock split described in Note 9, and a payment of $21,676, resulting in an increase to additional paid-in-capital of $48,957. No gain or loss was recognized in this transaction due to the fact that it was between Premier and a related party.

44

On December 29, 2011, Premier issued 16,497,695 shares of common stock to WEPOWER, LLC, a related party, valued at $1,649,770 based on the market price of Premier’s stock, to acquire the assets, of We Power, LLC.

On December 29, 2011, Premier issued 14,053,595 shares of common stock to Green Central Holdings, Inc., a related party, valued at $1,405,359 based on the market price of Premier’s stock, to acquire the assets of We Power LLC..

Based upon the record date of February 7, 2012 (the “Record Date”), Premier declared a 5:1 forward split payable as a stock dividend. On February, 10, 2012 (the “Payment Date”), Premier’s transfer agent mailed a certificate for 4 new shares of common stock for each 1 share of common stock held by each stockholder on the Record Date. On February 13, 2012 (the “Ex Date”), the trading of the common stock under symbol “PRHL” was adjusted by FINRA to reflect the forward split. The financial statements have been adjusted for all periods presented to reflect the 5:1 forward split payable as a stock dividend.

On February 16, 2012, Premier entered into a stock purchase agreement with an accredited investor for the sale of 1,000,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $250,000 was received on February 16, 2012.

On February 28, 2012, Premier entered into a stock purchase agreement with an accredited investor for the sale of 560,000 shares of its common stock at a purchase price of $0.25 per share. The sale closed and cash of $140,000 was received on February 29, 2012.

Effective April 11, 2012, Premier granted 240,000 shares to its legal service provider Weed & Co. LLP as payment for services. The shares were valued per the agreement for legal services at $0.25 per share for a total of $60,000.

On June 15, 2012, Premier sold and issued 2,290,000 shares of common stock to six accredited investors for $572,500. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 27, 2012, Premier sold and issued 119,000 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between July 3, 2012 and August 9, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 133,100 shares of its common stock at a purchase price of $0.25 per share. The sales closed and cash of $33,025 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On July 25, 2012, Premier entered into an Asset Purchase Agreement (the “Agreement”) with Active ES Lighting Controls, Inc. (“AES”) whereby Premier acquired AES's intellectual property including patents, trademarks and website. As partial consideration for the transaction; 750,000 shares were issued at closing, on July 25, 2012, as consideration for the acquisition. The shares were valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $180,000. In addition, 875,000 shares were recorded as a common stock payable, due on July 24, 2013, which were also valued based on the closing market price on the closing date of July 25, 2012 at $0.24 per share, totaling $210,000. See Note 4 for further discussion of the acquisition of the AES assets.

On October 24, 2012 Premier granted and issued 2,500,000 shares of common stock to four officers of Premier accredited investors for services. The shares were valued at $0.12 per share or $300,000. Resale restrictions were imposed by placing a Rule 144 legend on the certificates.

Between October 25, 2012 and November 7, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 652,000 shares of its common stock .The sales closed and cash of $32,600. was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between November 9, 2012 and December 31, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 3,169,429 shares of its common stock .The sales closed and cash of $168,140.was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

On April 30, 2012, Premier granted 924,140 stock options to a Director, Frank Schulte to purchase shares at $0.40 per share. The options expire June 30, 2015, 462,070 vested on the grant date and 462,070 vest on July 31, 2012. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 2.08, risk free rate of 0.27 percent, and a call option value of $0.5082, was $469,659. For the 462,070 stock options which were immediately vested, the stock expensed was $234,830 on that date; for the stock 462,070 stock options that were to vest on July 31, 2012, $156,553 was expensed during the six months ended June 30, 2012: for a total amount of stock option expense of $391,383 for the period ended September 30, 2012. During October 2012 Mr. Schulte resigned his position on the Board of Directors and agreed to release all claims which included these options.

On May 15, 2012, Premier granted 75,000 stock options to a Director, Bobby Grisham to purchase shares at $0.40 per share. The options expire June 30, 2015 and vested on the grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 112%, expected term of 2.08, risk free rate of 0.29 percent, and a call option value of $0.7540, was $56,550. As the stock options were immediately vested, the stock expensed was $56,550 on that date and for the period ended September 30, 2012.

On July 17, 2012, Premier granted 75,000 stock options to Director, Adm. Thomas C. Lynch, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 135%, expected term of 2, risk free rate of 0.29 percent, and a call option value of $0.2077, was $15,581. As the stock options were immediately vested, the stock expensed was $15,581 on that date and for the period ended September 30, 2012. During October 2012, Admiral Lynch resigned his position on the Board of Directors and agreed to release all claims which included these options.

On July 29, 2012, Premier granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 136%, expected term of 2, risk free rate of 0.29 percent, and a call option value of $0.2512, was $18,838. As the stock options were immediately vested, the stock expensed was $18,838 on that date and for the period ended September 30, 2012.

A summary of option activity as of December 31, 2012 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,149,140	0.38	2.75
Exercised	–	–	–
Canceled/forfeited/expired	999,140	0.39	–
Outstanding at December 31, 2012	150,000	$0.38	2.75

Options vested and exercisable at December 31, 2012	150,000	$0.33	2.75

Common Stock Warrants

On January 4, 2012, Premier granted 750,000 Common Stock Warrants (the “Warrants”) to its legal service provider Weed & Co. LLP to purchase shares at $0.06 per share (forward split adjusted). The Warrants expire on December 31, 2012 and are vested upon the date of grant. The total estimated value using the Black-Scholes Model, based on a volatility rate of 100%, expected term of 1 year, risk free rate of 0.12 percent, and a call option value of $0.0541, was $40,542. As the Warrants were immediately vested, the stock expensed was $40,542 on that date and for the period ended June 30, 2012. On October 10, 2012 Weed and Co LLP exercised these options on a cashless basis. 375,000 shares were issued to Weed and Co.

On June 29, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Gary Canter, Inc. that allows the purchase of shares at $1.27 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 5,000 Warrants vest upon the receipt of the first sales from finder’s sales sources; 20,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 75,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for year ended December 31, 2012.

On July 17, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to Consultant, Adm. Thomas C. Lynch that allows the purchase of shares at $0.30 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on July 17, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 145,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012.

On September 25, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to consultant, Matthew Borzello that allows the purchase of shares at $0.15 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 50,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $3,000,000; and 50,000 Warrants vest after cumulative sales revenue of $5,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012.

A summary of non-employee warrant activity during the year ended December 31, 2012 is presented below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,200,000	.67	1.59
Exercised	750,000	.06	–
Canceled/forfeited/expired	–	–	–
Outstanding at December 31, 2012	450,000	$0.57	2.59

Warrants vested and exercisable at December 31, 2012	450,000	$0.07	2.59

NOTE 9- DISCONTINUED OPERATIONS

Premier acquired assets from WEPOWER, LLC at year 2011. WEPOWER, Ecolutions Inc. was expected to offer clean energy products and services to commercial markets and developers and management companies of large scale residential developments. In year 2012, WEPOWER Ecolutions Inc is classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operation is reported in discontinued operations in accordance with ASC 205-20-45-3. The transactions contemplated by the Purchase Agreement were deemed to be effective as of January 7, 2013 (see Note 10).

Summarized operating results of WEPOWER Ecolutions Inc. discontinued operations are as follows:

	December 31,
	2012	2011
Revenue	$–	$–
Loss from discontinued operations	(756,912)	–

Loss from discontinued operations represented the net operating loss of the subsidiary

As of December 31, 2012 and 2011, there are no assets and liabilities of WEPOWER Ecolutions Inc. included in the accompanying balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, (preliminary valuation on the note is $869,000). WEPOWER Eco Corp. assumed $104,000 in liabilities, acquired three patents, six trademarks, and twenty eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for six months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4th 2013 releasing all parties from all claims, from whatever source.

On February 26, 2013 We Power Ecolutions, Inc changed its name to Energy Efficiency Experts Inc.

On February 28, 2013, Premier Holding Corporation (“PRHL”) and the Power Company USA, LLC, (TPC) a limited liability company organized under the laws of Illinois closed the Purchase Agreement to acquire 80% ownership of the TPC. The parties agreed to a Six Million ($6,000,000) purchase price payable with 30,000,000 shares of PRHL common stock based upon the average price during the prior 20 trading days. TPC's business model capitalizes on the deregulation of energy provided by the National Energy Policy Act of 1992 (NEPA 1992), and over the last two years, the principles at TPC designed a proprietary computer model and system whereby commercial and residential clients can chose from numerous power suppliers to garner the lowest rates and/or structured programs that best suit their needs.

(b)	The following exhibits are filed as part of this report:

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 31.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906
Exhibit 32.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906
101.INS XBRL	Instance Document *
101.SCH XBRL	Taxonomy Extension Scheme *
101.CAL XBRL	Taxonomy Extension Calculation Linkbase *
101.DEF XBRL	Taxonomy Extension Definition Linkbase *
101.LAB XBRL	Taxonomy Extension Label Linkbase *
101.PRE XBRL	Taxonomy Presentation Linkbase *

________________

* to be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2013	PREMIER HOLDING CORP. Registrant By: /s/ RANDALL M. LETCAVAGE RANDALL M. LETCAVAGE CHIEF EXECUTIVE OFFICER PRINCIPAL FINANCIAL OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 22, 2013	By: /s/ RANDALL M. LETCAVAGE RANDALL M. LETCAVAGE DIRECTOR
Date: April 22, 2013	By: /s/ WOODROW CLARK WOODROW CLARK DIRECTOR
Date: April 22, 2013	By: /s/ LANE HARRISON LANE HARRISON DIRECTOR
Date: April 22, 2013	By: /s/ Nancy Nguyen Nancy Nguyen Director

