Form 10-K/A
period 2012-12-31
PREMIER HOLDING CORP.
filed 2013-04-26
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 22, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

Item 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(b)	The following exhibits are filed as part of this report:

Exhibit Number	Description

Exhibit 31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302 *
Exhibit 31.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 302 *
Exhibit 32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 906 *
Exhibit 32.2	Certification of Principal Executive Officer pursuant to Sarbanes-Oxley Section 906 *
101.INS XBRL	Instance Document **
101.SCH XBRL	Taxonomy Extension Scheme **
101.CAL XBRL	Taxonomy Extension Calculation Linkbase **
101.DEF XBRL	Taxonomy Extension Definition Linkbase **
101.LAB XBRL	Taxonomy Extension Label Linkbase **
101.PRE XBRL	Taxonomy Presentation Linkbase **

________________

* Previously filed

** Furnished herewith

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 26, 2013	PREMIER HOLDING CORP. Registrant By: /s/ RANDALL M. LETCAVAGE RANDALL M. LETCAVAGE CHIEF EXECUTIVE OFFICER PRINCIPAL FINANCIAL OFFICER

2