Form 10-Q
period 2013-03-31
PREMIER HOLDING CORP.
filed 2013-05-30
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	000-53824	88-0344135
(State or other jurisdiction of incorporation or organization)	(Commission file no.)	(I.R.S. Employee Identification No.)

1382 Valencia, Unit F, Tustin, CA 92780

(Address of principal executive offices) (Zip Code)

949-260-8070

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock of the registrant outstanding as of March 31, 2013 was 96,424,294

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

PREMIER HOLDING CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$125,527	$44,311
Accounts Receivable	135,982	–
Prepaid expenses	2,733	15,467
Total current assets	264,242	59,778

Notes Receivable	869,000	–
Intangible assets, net	252,826	269,980
Goodwill	4,638,000	138,000
Other assets	38,519	52,500
Total Assets	$6,062,587	$520,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,889	$32,746
Note payable	–	10,000
Related party payable	107,301	120,098
Liabilities of discontinued operations	–	116,138
Total current liabilities	130,190	278,982

Stockholders’ Equity:
Common Stock, 100,000,000 shares authorized, par value $.0001, 96,424,294 and 45,567,020, respectively, issued and outstanding as of March 31, 2013, and December 31, 2012 respectively	9,643	5,580
Common Stock Payable	210,000	210,000
Additional Paid-in-Capital	14,389,145	9,167,625
Accumulated deficit	(3,266,823)	(3,732,970)
Minority Interest in Subsidiaries	(610)	–
Deficit accumulated during development stage	(5,408,958)	(5,408,958)
Total Stockholders’ Equity	5,932,397	241,276
Total Liabilities and Stockholders’ Equity	$6,062,587	$520,258

See accompanying notes to consolidated financial statements

PREMIER HOLDING CORPORATION

Unaudited Consolidated Statements of Operations

For the three month periods ended March 31, 2013 and 2012

	Three months ended
	March 31,
	2013	2012
Revenues	$129,236	$59,500
Cost of Sales	1,491	26,969
Gross Profit	127,745	32,531

Operating expenses:
Selling, general and administrative	630,192	484,628
Amortization expense	17,154
Total operating expenses	647,346	484,628
Operating loss	(519,601)	(452,097)

Other expense:
Interest expense	–	(233)
Total other expense	–	(233)

Loss before income taxes, non-controlling interest, and discontinued operations	(519,601)	(452,330)

Income taxes	–	–

Loss before, non-controlling interest, and discontinued operations	(519,601)	(452,330)

Net loss attributable to non-controlling interest	(610)	–

Gain from sale of discontinued operations, net of income taxes	985,138	–

Net income (loss)	$466,147	$(452,330)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Net loss from continuing operations	(519,601)	(452,330)
Net loss per common share from continuing operations — basic and diluted	(0.01)	(0.01)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Income from discontinued operations	985,138	–
Income per common share from discontinued operations — basic and diluted	0.01	0.00

Weighted average number of common shares outstanding during the period - basic and diluted	71,733,411	44,687,490

See accompanying notes to consolidated financial statements

PREMIER HOLDING CORPORATION

Unaudited Consolidated Statements of Cash Flows

For the three month periods ended March 31, 2013 and 2012

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net Income (Loss)	$466,147	$(452,330)

Adjustments to reconcile net income (loss) to cash used in operations:
Gain on sale of discontinued operations	(985,138)	–
Stock options and warrants issued for services	25,498	55,142
Amortization Expense	17,154	–
Loss attributable to non-controlling interest of consolidated subsidiary	(610)	–

Change in operating assets and liabilities:
Other assets	13,982	–
Accounts receivable	(135,982)	(54,500)
Prepaid expenses	12,734	(65,107)
Accounts payable	(9,857)	28,799
Related party payable	–	69,710
Accrued expenses	–	32,509
Net cash used in operating activities	(596,072)	(385,777)

Investing activities:
Net cash used in investing activities	–	–

Financing activities:
Payments to related party payable	(12,797)	–
Proceeds from issuance of common stock	700,085	–
Payments to notes payable	(10,000)	–
Common stock issued for stock	–	390,000
Net cash provided by financing activities	677,288	390,000

Net increase in cash	81,216	4,223

Cash at beginning of period	44,311	259,948

Cash at end of period	$125,527	$264,171

Supplemental Schedule of Non-Cash Investing and Financing Activities
Debt Extinguished from Issuance of Common Stock	$–	$–
Common stock issued for acquired assets	$4,500,000	$–

See accompanying notes to consolidated financial statements

PREMIER HOLDING CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Premier Holding Corporation (“Premier”) is devoting substantially all of its efforts to establishing energy services companies. These businesses, which were started during 2012, are primarily focused on providing small and large-scale commercial companies with energy solutions to reduce the costs of utilities through consultations as well as product sales to complete those installations via shipment from inventory on hand to the customer site. Premier’s principal operations of selling caskets through a commissioned sales force did not produce significant revenue and was abandoned in 2011. Premier is organized with a holding company structure such that Premier provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies.

Premier’s wholly owned subsidiary WEPOWER Ecolutions, Inc offers renewable energy production and energy efficiency products and services to commercial middle market companies. On February 26, 2013 WEPOWER Ecolutions, Inc. changed its name to “Energy Efficiency Experts, Inc. (E3) in order to better communicate the business of the entity. E3 is a U.S. energy service company based in the Los Angeles area offering renewable energy production, energy efficiency products, and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment.. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio in smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

On February 28, 2013, Premier acquired an 80% interest in The Power Company USA, LLC (“TPC”). TPC is based is a deregulated power broker which was originally formed as an Illinois limited liability company on November 29, 2010. The company brokers power to both residential and commercial users in the 12 states that allow the distribution of deregulated power.

Premier was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, Premier filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation.

Interim Financial Statements

These unaudited consolidated financial statements as of and for the three months ended March 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The accounts of The Power Company USA, LLC. which are included in the financial statements are managements best estimate of the company and the results of its operations for the three months ended March 31, 2013.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Energy Efficiency Experts, Inc. (formerly WEPOWER Ecolutions, Inc.) and estimates of the accounts of THE POWER COMPANY USA, LLC as of and for the three month ended March 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. Premier had no cash equivalents as of March 31, 2013 and December 31, 2012.

Revenue Recognition

Premier’s wholly owned Energy Efficiency Experts, Inc. and The Power Company USA, LLC. offer renewable energy production and energy efficiency products and services to both commercial middle market companies as well as residential customers. In accordance with the requirements of ASC 605-10-599, Premier recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. When contracts provide services over long periods of time, the revenue is deferred and recognized over the service term of the contract.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectable as of March 31, 2013 and no allowance for bad debts was considered necessary.

Earnings/Loss Per Share

Premier has adopted the FASB ASC Topic regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

Income Tax

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future 29 tax benefits of tax-basis operating losses being carried forward Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic 740-10-30 concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe Premier has met the “more likely than not” standard imposed by the FASB ASC Topic 740-10-30 concerning Income Taxes to allow recognition of such an asset.

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

As of March 31, 2013, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non-compete agreements, and contracts with suppliers and customers.   See Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years.  For the three months ended March 31, 2013, Premier recorded amortization of our intangible assets of $17,154.

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

Premier’s financial instruments consist of cash, accounts receivable, accounts payable, related party payable and accrued liabilities. The estimated fair value of cash, accounts receivable, accounts payable, related party payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets.

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

Gain From Discontinued Operations

Gain from discontinued operations of $985,138 for the three months ended March 31, 2013 consists of the sale of both intangible assets in the form of sales opportunities and leads, and the assumption of liabilities from the discontinued operations to WEPOWER ECO Corp (an unrelated company). The gain is based upon the estimated value of the $5,000,000 note received in the transaction. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The preliminary appraised value of the note is $869,000, $116,138 consists of liabilities which were assumed by the acquirer in the transaction.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our consolidated financial statements and related disclosures.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $8,675,781 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 4 – ACQUISITIONS & GOODWILL

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

As of December 31, 2012 the marketing results of operations of AES products are included in Premier’s financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

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

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000.  The Power Company has over 12,000 residential and commercial customers. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired and the amount of goodwill to be recognized are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the acquisition-date fair value of goodwill. The Company has evaluated goodwill as of March 31, 2013 and determined no impairment on goodwill for the three months ended March 31, 2013.

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of Premier’s total purchased intangible assets as of March 31, 2013:

For the three months ended March 31, 2013, Premier recorded amortization expense related to the purchased intangibles of $17,154 and $0 was recorded for the three months ended March 31, 2012.

	Balance 12/31/2012	Additions	Amortization	Impairment	Balance 03/31/2013

IP/Technology – Patents	$153,606	$–	$(8,379)	$–	$145,227
Non-compete Agreement	72,832	–	(1,900)	–	70,932
Trademarks & Service Marks	43,542	–	(6,875)	–	36,667

	$269,980	$–	$(17,154)	$–	$252,826

NOTE 6 – NOTE PAYABLE

In conjunction with the acquisition of the AES assets, Premier recorded a note payable to the seller in the amount of $15,000; $5,000 was paid during the six months ended December 31, 2012. The remaining outstanding balance of $10,000 was paid during the three months ending March 31, 2013.

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

As of March 31, 2013, several related parties were owed funds pertaining to operating expenses incurred during the period. Green Central Holdings Inc. was owed $576; and WEPOWER, LLC was owed $42,000; and I Capital Advisory LLC $40,448, and Randall Letcavage $24,277 totaling $107,301. As of December 31, 2012, Green Central Holdings Inc. was owed $51,398; and WePower, LLC was owed $42,000; and I Capital Advisory LLC $26,700, totaling $120,098.

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

Between October 25, 2012 and November 7, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 652,000 shares of its common stock. The sales closed and cash of $32,600. was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between November 9, 2012 and December 31, 2012, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 3,169,429 shares of its common stock. The sales closed and cash of $168,140. was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between January 1, 2013 and March 31, 2013, Premier entered into a series of stock purchase agreements with accredited investors for the sale of 10,629,745 shares of its common stock. The sales closed and cash of $700,085 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

On February 20, 2013, Premier granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the period ended March 31, 2013.

On February 20, 2013, Premier granted 75,000 stock options to a Director, Lane Harrison to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the period ended March 31, 2013.

A summary of option activity as of March 31, 2013 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	150,000	$0.33	2.50
Granted	150,000	0.25	2.92
Exercised	–	–	–
Canceled/forfeited/expired			–
Outstanding at March 31, 2013	300,000	$0.033

Options vested and exercisable at March 31, 2013	300,000	$0.29	2.71

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

On June 29, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Gary Canter, Inc. that allows the purchase of shares at $1.27 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 5,000 Warrants vest upon the receipt of the first sales from finder’s sales sources; 20,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 75,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for year ended December 31, 2012 and for the three months ended March 31, 2013.

On July 17, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to Consultant, Adm. Thomas C. Lynch that allows the purchase of shares at $0.30 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on July 17, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 145,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012 and for the three months ended March 31, 2013.

On September 25, 2012, Premier granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to consultant, Matthew Borzello that allows the purchase of shares at $0.15 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 50,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $3,000,000; and 50,000 Warrants vest after cumulative sales revenue of $5,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012 and for the three months ended March 31, 2013.

A summary of non-employee warrant activity during the three months ended March 31, 2013 and the year ended December 31, 2012 and is presented below:

	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2012	–	$–	–
Granted	1,200,000	.67	1.59
Exercised	750,000	.06	–
Canceled/forfeited/expired	–	–	–
Outstanding at December 31, 2012	450,000	$0.57	2.59

Warrants vested and exercisable at March 31, 2013	450,000	$0.57	2.59

NOTE 9 – DISCONTINUED OPERATIONS

Premier acquired assets from WEPOWER, LLC during 2011. WEPOWER, Ecolutions Inc. was expected to offer clean energy products and services to commercial markets, developers, and management companies of large scale residential developments. In 2012, WEPOWER Ecolutions Inc. was classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operations are reported in discontinued operations in accordance with ASC 205-20-45-3. On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate, and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, (preliminary valuation on the note is $869,000). WEPOWER Eco Corp. assumed $116,138 in liabilities, acquired three patents, six trademarks, and twenty eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for six months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4, 2013 releasing all parties from all claims, from whatever source.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) Premier’s plan of operations for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with Premier’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY

Premier Holding Corporation, a Nevada corporation (“Premier” or “PRHL” or “the Company) provides a large array of energy services to its clients including the sale of lower cost power, fixed energy costs and energy efficient products that range from complete indoor and outdoor lighting arrays to proprietary lighting solutions to energy efficient motors and chillers for HVAC and refrigeration through its subsidiary companies Energy Efficiency Experts Inc., a Delaware corporation (“E3”) and The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”).

Premier successfully acquired 80% of The Power Company and the transaction was finalized on February 28, 2013.

In December 2011, Premier acquired assets in the “green” industry in order to start a second line of business unrelated to the casket business.  Premier formed WePower Ecolutions, Inc., a Delaware corporation (“Ecolutions”), as a wholly-owned subsidiary and began to offer clean energy products and services to commercial markets, and developers and management companies of large-scale residential developments.   In 2012, Premier discontinued the casket business, redirecting its resources to providing support to its operating subsidiary, acquiring other assets and seeking acquisitions. The focus changed to providing support to its subsidiaries and their operations along with maximizing the value and utilization of assets acquired with new focus on energy reduction products, solutions and strategies. On February 26, 2013, Ecolutions changed its name to Energy Efficiency Experts Inc.

In July 2012, Premier acquired a unique “marquee” technology for energy efficient lighting, the E-Series controls by Active ES (AES). This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications. In November 2012 when Randall Letcavage succeeded the previous Chief Executive Officer of Premier, he brought in his “green” energy experts to further commercialize the technology and create new Active ES products. This redesign included a 480 volt version of the E-Series module and a 240 volt version of the LiteOwl for streetlights.

These new products enable the technology to go into more applications, more efficient mass production, and rapid installation. There are over 70 million streetlights in the United States, representing a multi-billion dollar market, and the new technology is now applicable to the vast majority.

During the fourth quarter 2012, Premier formed a strategic alliance with Muni-Fed Energy, Inc. a California corporation, which has strong relationships with Municipalities, Ports, and real estate investment trusts in the Southern California market.  Premier also formalized its relationship with Orion Energy of Southern California, giving Premier access to a large product offering in lighting and energy controls.

In October 2012, Premier divested itself of certain underperforming product lines. Sales prospects and leads were sold to and acquired by a newly formed entity known as WePowerEco Corp, a Delaware corporation, created by the outgoing management team including former Chief Executive Officer Mr. Kevin Donovan. Premier’s incoming management team, led by Chief Executive Officer Randall Letcavage, negotiated the sale of the product line and prospects to WePowerEco Corp, in exchange for a promissory note having a face value of $5,000,000. The note has been independently valued at approximately $869,000.  Premier agreed not to compete with WePowerEco Corp’s solar products for a period of two years following the sale. WePower Eco, Inc. is not related to Premier or any of its’ subsidiary companies even though its name is similar to the former name of E3

On February 28, 2013, Premier acquired 80% of The Power Company, a deregulated power broker. The Power Company has over 12,000 residential and commercial customers, and has been adding between 1,000 and 1,500 clients per month, and it expects to add over 2,000 residential and commercial customers per month beginning as early as May 2013. A portion of these clients have large commercial/industrial facilities such as warehouses and distribution centers.

One of the biggest problems most “green” companies face is “the long sales cycle”. The new strategy was to buy a company that has marketing expertise and is able to close customers in a relatively short period of time, namely TPC. The synergy between Premier’s subsidiaries is expected to be an efficient and profitable model. Premier has started to integrate the sales activity of TPC and E3. In addition, TPC has recently entered into a reciprocal sales alliance with Advanced Custom Energy Solutions (ACES), a consultative broker of LED and other lighting technologies.

The Power Company currently operates in most of the 12 states that have fully deregulated, allowing for the sale of energy from competing qualified suppliers in those areas. TPC currently represents over 40 different suppliers and, therefore, can pick from among these suppliers the best one for each residential or commercial customer. As of March 31, 2013, TPC had over 12,000 commercial contracts, and now has almost 18,000. It has added hundreds of commercial contracts since March 31, 2013.

This synergistic model is simple. TPC customers are reducing their energy costs through rate savings,E3 customers are reducing their energy costs through devices which make existing systems more efficient. Referrals between these companies helps further both the customer’s goals of savings on energy costs, as well as the goal of providing customers with the greatest savings possible.

Premier is positioned as a serious player in a $500,000,000,000 market. National deregulation is seven to ten times bigger than Telecom deregulation (with most states expected to deregulate before 2020). TPC will be offering consumers lower cost power. Warren Buffet has been reported to say that he expects it to be the largest transfer of wealth in history, and former GE Chairman Jack Welch described the Energy Markets and deregulation as “the next biggest thing since the internet.”

The growth for Premier utilizes a roll up strategy. Premier will set out to acquire other marketers of deregulated power which adds to its marketing fire power and gives Premier more opportunities to sell energy efficiency through its E3 subsidiary.

Interim Financial Statements

The unaudited financial statements as of and for the three months ended March 31, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Results of Operations

The financial information with respect to the three months ended March 31, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Company Overview for the three months ended March 31, 2013 and 2012

Consolidated Sales. During the three months ended March 31, 2013 and 2012 sales of products amounted to $129,236 and $59,500, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

Consolidated Selling, general and administrative. During the three months ended March 31, 2013 and 2012, selling, general and administrative expenses amounted to $630,192 and $484,628, respectively. The increase in selling, general and administrative expenses in the three months ended March 31, 2013, as compared to the three months ended March 31,2013, can be attributed to increased legal expenses, contract labor and office expenses.

Consolidated Amortization expense. During the three months ended March 31, 2013 and 2012, amortization expenses amounted to $17,154 and $0 respectively. This was primarily due to the acquisition of intangible assets from AES during 2012.

Consolidated Other expense. During the three months ended March 31, 2013 and 2012, other expense amounted to $0 and $233 respectively. This was primarily due to interest charges during 2012 related to WEPOWER employee credit cards.

Consolidated Net Income(Loss). During the three months ended March 31, 2013 and 2012, net income and (loss) amounted to $466,147 and ($452,330) respectively. . The loss in Q1 2012 was primarily due to the failure of the strategy used by Ecolutions, while the gain in Q1 2013 was generated by the sale of discontinued operations, as well as reduced costs and increased revenues during that same period..

Going Concern

The Company has sustained operating losses of $8,675,781 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

Plan of Operation

For the remainder of fiscal 2013, Premier will focus on attempting to continue to increase revenues through the sale of products and services by offering renewable energy production and energy efficiency products and services.

Liquidity and Capital Resources

During Premier’s most recent quarter ended March 31, 2013, cash flows from operations were not sufficient to meet operating commitments. Cash flows from operations continue to be, and are expected to continue to be, insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of March 31, 2013 working capital was $134,052 and cash was $125,527 while at December 31, 2012 working capital was $(219,204) and cash was $44,311. The increase in working capital is primarily attributable to the on-going sale of common stock. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(596,072)	(385,777)
Net cash used in investing activities	$0	0
Net cash provided by financing activities	$677,288	390,000

Net Cash Used in Operating Activities. The changes in net cash used in operating activities are attributable to net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above.

Net Cash Provided by Financing Activities. Net cash provided by financing activities relates primarily to cash received from sales of common stock.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared by management in accordance with U.S. GAAP. Please read the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2012 and March 31, 2013 for the description of critical accounting policies and estimates.

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

Premier’s Chief Executive Officer and Chief Financial Officer do not expect that Premier’s disclosure controls or internal controls will prevent all errors and all fraud. Although its disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and Premier’s principal executive and financial officer have determined that its disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Premier have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

CHANGES IN INTERNAL CONTROLS

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the three months ended March 31, 2013. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Between January 1, 2013 and March 31, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 10,629,745 shares of its common stock at an average purchase price of $0.0686 per share. The sales closed and cash of $700,085. was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a restrictive legend (sometimes referred to as a 144 legend) on the certificates. Each person who received securities represented to Premier have such knowledge and experience in business and financial matters that he/she/it was capable of evaluating the merits and risks of the transaction. These transactions were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
99.1	Temporary Hardship Exemption Provided by Rule 201
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

________________

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Holding Corporation

May 28, 2013	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

