Form 10-Q
period 2013-06-30
PREMIER HOLDING CORP.
filed 2013-08-16
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock of the registrant outstanding as of June 30, 2013 was 112,537,200.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$134,332	$44,311
Accounts receivable	200,409	–
Prepaid expenses	7,524	15,467

Total current assets	342,265	59,778

Notes receivable	869,000	–
Intangible assets, net	235,673	269,980
Goodwill	4,638,000	138,000
Other assets	387,549	52,500
Total Assets	$6,472,487	$520,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,447	$32,746
Note payable	42,000	10,000
Related party payable	124,353	120,098
Liabilities of discontinued operations	–	116,138
Total current liabilities	225,800	278,982

Stockholders’ Equity:
Common Stock, 450,000,000 shares authorized, par value $.0001, 112,537,200 and 55,794,549, respectively, issued and outstanding as of June 30, 2013, and December 31, 2012 respectively	11,254	5,580
Common Stock Payable	210,000	210,000
Additional Paid-in-Capital	15,040,263	9,167,625
Accumulated deficit	(3,652,114)	(3,732,970)
Deficit accumulated during development stage	(5,408,958)	(5,408,958)
Total Premier Holding Corporation's Equity	6,200,445	241,276
Non-controlling inerest	46,242	–
Total Stockholder's Equity	6,246,687	241,276
Total Liabilities and Stockholders’ Equity	$6,472,487	$520,258

See accompanying notes to condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Unaudited Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2013 and 2012

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:	$656,770	$21,519	$786,006	$81,019
Cost of Sales	–	13,447	1,491	40,416
Gross Profit	656,770	8,072	784,515	40,603

Operating expenses:
Selling, general and administrative	978,055	1,189,413	1,608,247	1,674,041
Amortization expense	17,154	–	34,308	–
Total operating expenses	995,208	1,189,413	1,642,554	1,674,041
Operating loss	(338,438)	(1,181,341)	(858,040)	(1,633,438)

Other expense:
Interest expense	–	(1,121)	–	(1,354)
Total other income (expense)	–	(1,121)	–	(1,354)

Loss before income taxes, non-controlling interest, and discontinued operations	(338,438)	(1,182,462)	(858,040)	(1,634,792)

Income taxes	–	–	–	–

Loss before non-controlling interest and discontinued operations	(338,438)	(1,182,462)	(858,040)	(1,634,792)

Net loss attributible to non-controlling interest	45,632	–	(46,242)	–

Income from discontinued operations	–	–	985,138	–

Net income (Loss)	$(292,807)	$(1,182,462)	$80,856	$(1,634,792)

Net Loss Atributable to Premier Holding Corporation per share - basic and diluted
Loss from Continuing operations	$(384,070)	$(1,182,462)	$(811,798)	$(1,634,792)
Net income (Loss) per common share — basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Net Loss Atributable to Premier Holding Corporation per share - basic and diluted
Net income from discontinued operations	–	–	$985,138	–
Net income (Loss) per common share — basic and diluted	–	–	$0.01	–

Weighted average number of common shares outstanding during the period	106,782,073	45,845,841	89,354,562	45,266,665

See accompanying notes to condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Unaudited condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

	For the six months ended
	June 30,
	2013	2012
Operating Activities:
Net Income (Loss) attributable to Premier Holding Corporation	$80,856	$(1,634,792)
Deduct: Gain on disposal of subsidiary, net	(985,138)	–
Net loss attributable to continuing operations:	(904,282)	(1,634,792)

Adjustments to reconcile net income (loss) to cash used in operations:
Share based payments issued for services	27,644	665,956
Amortization expense	34,308
Imputed Interest expense		298
Loss attributable to non-controlling interest of consolidated subsidiary	46,242	–

Change in operating assets and liabilities:
Inventory	–	(16,676)
Accounts receivable	(200,409)	–
Prepaid expenses	7,943	(46,418)
Other assets	(335,049)	74,609
Accounts payable	26,701	–
Accrued expenses	–	32,779
Net cash used in operating activities	(1,296,902)	(924,244)

Financing activities:
Advance from related party payable	4,255	127,126
Proceeds from issuance of common stock warrants	1,350,668	992,250
Proceeds from notes payable	42,000	–
Payments to notes payable	(10,000)	–
Common stock payable for cash	–	29,750
Net cash provided by financing activities	1,386,923	1,149,126

Net increase in cash	90,021	224,882

Cash at beginning of period	44,311	259,948

Cash at end of period	$134,332	$484,830

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for acquired assets	$4,500,000	$–

Supplemental Cash flow Information
Interest Paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Premier’s wholly owned subsidiary WEPOWER Ecolutions, Inc offers renewable energy production and energy efficiency products and services to commercial middle market companies. On February 26, 2013, WEPOWER Ecolutions, Inc. changed its name to “Energy Efficiency Experts, Inc. (E3) in order to better communicate the business of the entity. E3 is a U.S. energy service company based in the Los Angeles area offering renewable energy production, energy efficiency products, and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio in smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, fuel reduction solutions for transportation and other clean technologies specific to its market. Additional integrated business offerings will include direct energy services as power purchase agreements (PPAs), energy financing and leasing of solar and wind-powered generation programs in urban and rural real estate environments.

On February 28, 2013, Premier acquired an 80% interest in The Power Company USA, LLC (“TPC”). TPC is based is a deregulated power broker which was originally formed as an Illinois limited liability company on November 29, 2010. TPC brokers power to both residential and commercial users in the 12 states that allow the distribution of deregulated power.

Premier was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, Premier filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation.

Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated results of operations for the six month period ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Energy Efficiency Experts, Inc. (formerly WEPOWER Ecolutions, Inc.) and the accounts of THE POWER COMPANY USA, LLC as of and for the six months, ended June 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of June 30, 2013 and December 31, 2012.

Revenue Recognition

The Company’s wholly owned Energy Efficiency Experts, Inc. and The Power Company USA, LLC. offer renewable energy production and energy efficiency products and services to both commercial middle market companies as well as residential customers. In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. When contracts provide services over long periods of time, the revenue is deferred and recognized over the service term of the contract.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectible as of June 30, 2013 and no allowance for bad debts was considered necessary.

Earnings/Loss Per Share

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share.

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

As of June 30, 2013, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non-compete agreements, and contracts with suppliers and customers.   See Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years.  For the six months ended June 30, 2013 and 2012, the Company recorded amortization of our intangible assets of $34,308 and $0, respectively.

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

Premier’s financial instruments consist of cash, accounts receivable, note receivable, accounts payable, related party payable and accrued liabilities. The estimated fair value of cash, accounts receivable, note receivable, accounts payable, related party payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets.

Concentration of Credit Risk

The Company maintains its cash in multiple financial institutions. The Company limits the amount of credit exposure to each individual financial institution and places its temporary cash into investments of high credit quality with a financial institution that exceeds federally insured limits. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

Gain From Discontinued Operations

Gain from discontinued operations of $985,138 for the six months ended June 30, 2013 consists of the sale of both intangible assets in the form of sales opportunities and leads, and the assumption of liabilities from the discontinued operations to WEPOWER ECO Corp (an unrelated company). The gain is based upon the estimated value of the $5,000,000 note received in the transaction. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The preliminary appraised value of the note is $869,000; $116,138 consists of liabilities which were assumed by the acquirer in the transaction.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820 (ASU 2-11-04).” ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income (ASU 2011-05)”. ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).” ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the condensed consolidated financial statements and related disclosures.

Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our condensed consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our condensed consolidated financial statements and related disclosures.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $9,061,072 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans for 2013 are to meet their sales projections. If these projections are not met, the Company may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

NOTE 4 – ACQUISITIONS & GOODWILL

Active ES Lighting Controls, Inc. Acquisition

On July 25, 2012, Premier acquired the assets of the Active ES Lighting Controls, Inc. (“AES”) business by completing the transactions contemplated under an asset purchase agreement dated July 25, 2012 (the “Agreement”) with AES.  In accordance with the terms of the Agreement, the purchase price for the acquisition consisted of the following components: (i) 750,000 shares of Premier’s common stock issued at closing; (ii) $30,000 in cash paid at closing; (iii) a payable, due December 31, 2012, of Premier in the principal amount of $15,000; (v) contingent shares payable (payable 12 months after closing of the transaction) of a number of shares of common stock of Premier equal to 875,000 shares based upon the following contingencies:

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

The acquisition has been accounted for as a asset purchase and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.

As of December 31, 2012 the marketing results of operations of AES products are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

IP/Technology – patents	$167,570
Non-compete agreement	76,000
Trademarks & Service Marks	55,000
Goodwill	138,000
Total purchase price	$436,570

The purchase price consideration consisted of the following:

Cash	$31,570
Note Payable	15,000
Common Stock	180,000
Common Stock Payable	210,000
Total purchase price	$436,570

Estimated Useful Lives of Acquired Intangibles

The estimated useful lives (years) of the acquired intangibles are as follows

LIFE
IP/Technology - Patents	5
Non-compete Agreement	10
Trademarks & Service Marks	2
Goodwill	N/A

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000.  The Power Company has over 18,500 residential and commercial customers. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired and the amount of goodwill to be recognized are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the acquisition-date fair value of goodwill. The Company has evaluated goodwill as of June 30, 2013 and determined no impairment on goodwill for the six months ended June 30, 2013.

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2013:

For the six months ended June 30, 2013, the Company’s recorded amortization expense related to the purchased intangibles of $34,308 and $0 was recorded for the six months ended June 30, 2012.

	Balance 12/31/2012	Additions	Amortization	Impairment	Balance 06/30/2013

IP/Technology – Patents	$153,607	$–	$(16,758)	$–	$136,849
Non-compete Agreement	72,832	–	(3,800)	–	69,032
Trademarks & Service Marks	43,542	–	(13,750)	–	29,792

	$269,981	$–	$(34,308)	$–	$235,673

NOTE 6 – NOTE PAYABLE

In conjunction with the acquisition of the AES assets, the Company recorded a note payable to the seller in the amount of $15,000; $5,000 was paid during the year ended December 31, 2012. The remaining outstanding balance of $10,000 was paid during the six months ending June 30, 2013.

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

See below for the purchase price allocation:

Inventory (at cost)	$17,024
Stock issuance expense	1,632,746
Common stock, based on par value of $0.0001	(1,650)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	$(1,648,120)

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

See below for the purchase price allocation:

Stock issuance expense	$1,405,359
Common stock, based on par value of $0.0001	(1,405)
Additional paid-in-capital, based on December 29, 2011 price of $0.10 per share	$(1,403,954)

As of June 30, 2013, several related parties were owed funds pertaining to operating expenses incurred during the period. WePower, LLC was owed $42,000 and I Capital Advisory LLC $58,824, and Randall Letcavage $23,529 totaling $124,353. All of these payables due on demand. As of December 31, 2012, Green Central Holdings Inc. was owed $51,398 and WePower, LLC was owed $42,000 and I Capital Advisory LLC $26,700, totaling $120,098.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common Stock

As of May 30, 2007, the Company had issued and outstanding 1,508,750 common stock shares. On August 20, 2007 during a special meeting of the Company’s Board of Directors the Chief Executive Officer and sole director of the Company presented invoices that he had paid to business consultants and professionals for services required to resurrect, revive and reorganize the Corporation, to bring it back to its current active status, to initiate and complete the Court Supervised Custodianship Process, to complete a fifty state search of litigation, claims and judgments, to reconstitute the books and records of the Corporation, to initiate and complete several years of missing financial statements, to reinstate the Corporation as an active Corporation under Nevada law, to create a new Board of Directors with a majority of independent directors, to reconstitute and reestablish corporate books and records, and to complete other required tasks. Since the Company had no cash or other assets at that date with which to reimburse the Chief Executive Officer the Board of Directors determined that the only feasible way for the Company to reimburse the Chief Executive Officer was to issue restricted common shares.

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

On November 13, 2008, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State to reverse its shares on a 1:40 basis. The financial statements have been adjusted for all periods presented to reflect this split.

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

On September 12, 2011, the Company’s S-1 Registration to sell 5,000,000 shares at $0.05 became effective. As of December 31, 2011, 5,000,000 shares were sold and the Company increased its operating capital by $250,000.

On December 8, 2011, the Company retired a debt of $70,636 owed to Jack Gregory by issuance of 139,885 shares of restricted stock of the Company valued at $12,590, based on the market price of the Company’s stock of $0.45, divided by 5 to equal $0.09 due to the forward stock split described in Note 9, and a payment of $21,676, resulting in an increase to additional paid-in-capital of $48,957. No gain or loss was recognized in this transaction due to the fact that it was between the Company and a related party.

On December 29, 2011, the Company issued 16,497,695 shares of common stock to WEPOWER, LLC, a related party, valued at $1,649,770 based on the market price of the Company’s stock, to acquire the assets, of We Power, LLC.

On December 29, 2011, the Company issued 14,053,595 shares of common stock to Green Central Holdings, Inc., a related party, valued at $1,405,359 based on the market price of the Company’s stock, to acquire the assets of We Power LLC..

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

On June 27, 2012, the Company sold and issued 119,000 shares of common stock to five accredited investors for $29,750. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

On October 24, 2012, the Company granted and issued 2,500,000 shares of common stock to four officers of the Company accredited investors for services. The shares were valued at $0.12 per share or $300,000. Resale restrictions were imposed by placing a Rule 144 legend on the certificates.

Between October 25, 2012 and November 7, 2012, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 652,000 shares of its common stock .The sales closed and cash of $32,600. was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Between November 9, 2012 and December 31, 2012, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 3,169,429 shares of its common stock. The sales closed and cash of $168,140.was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

Between April 1, 2013 and June 30, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 15,912,906 shares of its common stock, 2,849,639 shares had warrants attached, (see note common stock warrants below). The sales closed and cash of $650,583 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

April 16, 2013, the Company granted 200,000 shares of common stock to Benchmark Advisory as payment for marketing services. The shares were valued per the agreement at $0.05 per share for a total of $10,000, the stock was expensed $10,000 for that date and the period ended June 30, 2013.

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 450,000,000 shares of common stock with a par value of $0.0001 per share.

Common Stock Options

On April 30, 2012, the Company granted 924,140 stock options to a Director, Frank Schulte to purchase shares at $0.40 per share. The options expire June 30, 2015, 462,070 vested on the grant date and 462,070 vest on July 31, 2012. The total estimated value using the Black-Scholes Model, based on a volatility rate of 102%, expected term of 2.08, risk free rate of 0.27 percent, and a call option value of $0.5082, was $469,659. For the 462,070 stock options which were immediately vested, the stock expensed was $234,830 on that date; for the stock 462,070 stock options that were to vest on July 31, 2012, $156,553 was expensed during the six months ended June 30, 2012: for a total amount of stock option expense of $391,383 for the period ended September 30, 2012. During October 2012 Mr. Schulte resigned his position on the Board of Directors and agreed to release all claims which included these options. On April 9, 2013pursuant to his release the Board of Directors terminated these options.

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

On July 17, 2012, the Company granted 75,000 stock options to Director, Adm. Thomas C. Lynch, to purchase shares at $0.25 per share. The options expire June 30, 2015 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 135%, expected term of 2, risk free rate of 0.29 percent, and a call option value of $0.2077, was $15,581. As the stock options were immediately vested, the stock expensed was $15,581 on that date and for the period ended September 30, 2012. During October 2012, Admiral Lynch resigned his position on the Board of Directors and agreed to release all claims which included these options. On April 9, 2013pursuant to his release the Board of Directors terminated these options.

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

On February 20, 2013, the Company granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the period ended March 31, 2013.

On February 20, 2013, the Company granted 75,000 stock options to a Director, Lane Harrison to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the period ended March 31, 2013.

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Lane Harrison on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Harrison to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $8,822. The stock expensed was $8,822 on that date and for the period ended June 30, 2013.

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Woodrow Clark on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Clark to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $8,822. The stock expensed was $8,822 on that date and for the period ended June 30, 2013.

A summary of option activity as of June 30, 2013 and changes during the six months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	150,000	$0.33	2.50

Granted	200,000	0.10	1.75
Exercised	–	–	–
Canceled/forfeited/expired			–
Outstanding at June 30, 2013	350,000	$0.20	1.86

Options vested and exercisable at June 30, 2013	350,000	$0.20	1.86

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

On June 29, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to a Consultant, Gary Canter, Inc. that allows the purchase of shares at $1.27 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 5,000 Warrants vest upon the receipt of the first sales from finder’s sales sources; 20,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 75,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for year ended December 31, 2012 and for the six months ended June 30, 2013. On April 9, the Board of Directors terminated these options.

On July 17, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to Consultant, Adm. Thomas C. Lynch that allows the purchase of shares at $0.30 per share. The Warrants expire 3 years after vesting. 5,000 of the Warrants vested on July 17, 2012 and the remaining Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 45,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $6,000,000; and 50,000 Warrants vest after cumulative sales revenue of $11,000,000. As the 145,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012 and for the six months ended June 30, 2013. On April 9, 2013 pursuant to his release the Board of Directors terminated these options.

On September 25, 2012, the Company granted 150,000 Common Stock Purchase Warrants (the “Warrants”) to consultant, Matthew Borzello that allows the purchase of shares at $0.15 per share. The Warrants expire 3 years after vesting. The Warrants vest based upon certain milestones relating to cumulative sales revenue from the Consultant’s efforts. 50,000 Warrants vest after cumulative sales revenue of $1,000,000; 50,000 Warrants vest after cumulative sales revenue of $3,000,000; and 50,000 Warrants vest after cumulative sales revenue of $5,000,000. As the 150,000 Warrants are contingent upon events that are not probable, no expense was recognized for the year ended December 31, 2012 and for the six months ended June 30, 2013, on April 9, 2013, the Board of Directors terminated these options.

Between May 24, 2013 and June 27, 2013, 2,849,639 shares of common stock were sold with warrants attached the terms of the subscription were:, for each 4 shares purchased the purchaser received 2 warrants, one warrant with a future price of $0.15 and a second warrant with a future price of $0.20, both warrants expire two years from the closing date of June 30, 2013, (1,424,819 warrants were issued 712,410 at $0.15, and 712,410 at $0.20) The total estimated value using the Black-Scholes Model, based on a volatility rate of 450%, expected term of 2 years, risk free rate of 0.38 percent, and a warrant value of $0.0449, was $63,279.

A summary of non-employee warrant activity during the six months ended as of June 30, 2013 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	450,000	$0.57	2.59

Granted	1,429,819	0.175	1.85
Exercised	–	–	–
Canceled/forfeited/expired	450,000	.057	–
Outstanding at June 30, 2013	1,424,819	$0.175	1.85

Options vested and exercisable at June 30, 2013	1,424,819	$0.175	1.85

NOTE 9 – DISCONTINUED OPERATIONS

The Company acquired assets from WEPOWER, LLC during 2011. WEPOWER, Ecolutions Inc. was expected to offer clean energy products and services to commercial markets, developers, and management companies of large scale residential developments. In 2012, WEPOWER Ecolutions Inc was classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operations are reported in discontinued operations in accordance with ASC 205-20-45-3. On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate, and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, (preliminary valuation on the note is $869,000). WEPOWER Eco Corp. assumed $116,138 in liabilities, acquired three patents, six trademarks, and twenty eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for six months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4, 2013 releasing all parties from all claims, from whatever source.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting:

Premier’s plan of operations for the six months ended June 30, 2013. This discussion and analysis should be read in conjunction with Premier’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

In this discussion and analysis, management will explain the general financial condition of and the results of operations for Premier Holding Corporation including:

•	factors which affect our businesses,
•	our earnings and costs in the periods presented,
•	sources of earnings,
•	expected sources of cash for future capital expenditures,
•	our net available liquidity and collateral requirements, and
•	expected future expenditures for capital projects.

Overview

Premier Holding Corporation, a Nevada corporation (“Premier” or “PRHL” or (The “Company”), provides a large array of energy services through its subsidiary companies Energy Efficiency Experts Inc, a Delaware corporation (“E3”), and The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”).

Premier provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, Premier has completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.

In December 2011, Premier acquired assets from WePower, LLC and Green Central Holdings, Inc.  Premier also formed WePower Ecolutions Inc. (“Ecolutions”, subsequently named “Energy Efficiency Experts”) as a wholly-owned subsidiary and began to offer clean energy products and services to commercial, industrial and municipal markets and developers and management companies of large-scale residential developments.

In October 2012, Premier divested of a certain underperforming product line and prospects which were acquired by WePowerEco Corp, negotiating the sale of the product line and prospects with WePowerEco Corp. in exchange for an unsecured promissory note in the face amount of $5,000,000. This note has been independently valued at $869,000.

In 2012, Premier acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other current options for efficiency are few, expensive, and untested. This technology is being marketed by E3.

In the fourth quarter of 2012, Premier performed additional research and development to the products from Active ES adding two new products for mass production, the 480 volt version of the controller, suitable for ports and other large facilities, and a 240 volt version of the LiteOwl for Streetlights, vastly increasing the applicable market. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy who has strong relationships with municipalities, ports, and real estate investment trusts in the southern California market.  Premier also formalized its relationship with Orion Energy of Southern California, giving Premier access to a large product offering in lighting and energy controls.

In the first quarter of 2013, Premier acquired an 80% stake in The Power Company, a deregulated power broker in Illinois.  By the end of that quarter, The Power Company had over 12,000 clients, and has been adding between 1,000 and 2,000 clients per month (closing second quarter 2013 with 18,000 contracts) and expects to continue to do so for the foreseeable future.  A portion of these clients have large commercial/industrial facilities such as warehouses and distribution center, which are candidates for E3.

The Power Company's business model is to acquire commercial and residential clients who benefit from the law passed allowing for competition in the energy markets, known as the deregulation of energy. In many cases TPC saves its clients 10-30% on their energy bills by simply switching suppliers, all while the enrollee remains a client of their local utility (local utility continues to read meter, bill and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their client's business. Currently, TPC has access to over 30 different suppliers and most the agreements in place allow for TPC to be paid for the life of the clients tenure with the supplier. TPC is garnering its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers. TPC is set to launch its online client portal which will allow for consumers to sign up for savings online.

For its’ competitive electricity services, Premier provides innovative and risk-mitigating energy products and solutions to North American wholesale and retail customers. Premier strives to serve its’ customers with diverse products and solutions to meet their energy needs.

In executing this strategy, Premier leverages its’ core strengths of maintaining and growing strong and diverse supply relationships with retail and wholesale customers, and integrating its’ expertise in managing physical and financial risks.

Second Quarter 2013 Activities

TPC has added over 125 commercial accounts since May representing approximately 60,000,000 kwh of electricity usage, and these customers are prime candidates for E3’s products and services.

TPC has enrolled more than 5,600 residential accounts in the months of June and July alone.

TPC has made great strides in the construction of the online energy portal. This portal will allow TPC to have a communication conduit with complete transparency for the suppliers and be the industry standard for compliance. It will also allow agents to have comprehensive commercial and residential information of each prospect before they even knock on the door. The TPC portal will also contain complete GPS capability and route setting and tracking capabilities along with an advanced contact management system. TPC will be unveiling its new website and online client signup in September 2013.

E3 and its growing reseller base have prospected over 500 qualified potential clients as well as over a dozen strategic partners including suppliers, installers, and funding sources. These suppliers include a doubling of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in the implementation of solutions E3 provides its customers but they also bring their list of client’s and an introduction, and the various funding sources can provide every sort of financing to meet any client’s needs from short-term loans, leases to PACE funding.

E3 is finding success in recruiting LED resellers whose clients have declined an LED sale (mostly on a performance or personal preference basis) and going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting.

The energy services business has contributed a very small amount of revenues to our overall financial performance as of the quarter ended June 30, 2013, though Premier expects to see a contribution from this business in the second half of 2013.

Strategy and Outlook

•	Expanding activities in deregulated energy markets through strategic partners. Premier continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.
•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business. As TPC continues to build its commercial and business customer base, it informs these customers that in addition to energy savings that they can achieve through the negotiation of more competitive electricity rates, Energy Efficiency Experts (“E3”) can also provide energy savings through the installation of lighting, and other building envelope technologies.
•	Focusing on building channel sales partners for E3. Premier have established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to their customer base. Premier intends to continue to build and develop these channel partnerships.
•	Remaining technology and supplier independent. Premier believes that it can best serve our customers by maintaining independent in both our supplier and technology partnerships, which enables us to focus on providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.
•	Provide funding sources to enable our clients to adopt new technology. Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 has available to it a number of strategic financial partners and programs to facilitate a quick sale. In addition the company has resources to maximize tax credits and incentives for Premier’s clients.

Known Trends and Uncertainties Affecting Our Business

Market Volatility. Management believes that the market for energy efficiency will continue to grow, and Premier will increase penetration in this market, and that revenue will continue to increase over time. Continued fiscal uncertainty has and may continue to contribute to a lengthening of our sales cycle for both municipal and commercial customers.

Long and Variable Selling Cycle for E3 Business. The sales, design and implementation process for energy efficiency projects can take from several months to 36 months. Existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes. This extended sales process requires the dedication of significant time by sales and management personnel and the use of significant financial resources, with no certainty of success or recovery of related expenses. All of these factors can contribute to fluctuations in quarterly financial performance and increase the likelihood that operating results in any particular quarter may fall below investor expectations.

Interim Financial Statements

The unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Results of Operations

The condensed financial information with respect to the six months ended June 30, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Company Overview for the six months ended June 30, 2013 and 2012

Consolidated Sales. During the six months ended June 30, 2013 and 2012 sales of products amounted to $786,006 and $81,019, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

Consolidated Selling, general and administrative. During the six months ended June 30, 2013 and 2012, selling, general and administrative expenses amounted to $1,608,247 and $1,674,041 respectively. The decrease in selling, general and administrative expenses in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 can be attributed to decreased legal expenses, contract labor and office expenses.

Consolidated Amortization expense. During the six months ended June 30, 2013 and 2012, amortization expenses amounted to $34,308 and $0 respectively. This was primarily due to the acquisition of intangible assets from AES during 2012.

Consolidated Other income (expense). During the six months ended June 30, 2013 and 2012, other expense amounted to $0 and $1,354 respectively.

Consolidated Net Income (Loss). During the six months ended June 30, 2013 and 2012, net income and (loss) amounted to $80,856 and ($1,634,792) respectively. The loss in 2012 was primarily due to the failure of the strategy used by Ecolutions, while the gain in 2013 was generated by the sale of the non-performing intangible assets, as well as reduced costs and increased revenues during that same period.

Company Overview for the three months ended June 30, 2013 and 2012

Consolidated Sales. During the three months ended June 30, 2013 and 2012 sales of products amounted to $656,770 and $21,519, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

Consolidated Selling, general and administrative. During the three months ended June 30, 2013 and 2012, selling, general and administrative expenses amounted to $978,055 and $1,189,413 respectively. The decrease in selling, general and administrative expenses in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 can be attributed to decreased legal expenses, contract labor and office expenses.

Consolidated Amortization expense. During the three months ended June 30, 2013 and 2012, amortization expenses amounted to $17,154 and $0 respectively. This was primarily due to the acquisition of intangible assets from AES during 2012.

Consolidated Other income (expense). During the three months ended June 30, 2013 and 2012, other expense amounted to $0 and $1,121 respectively.

Consolidated Net Income (Loss). During the three months ended June 30, 2013 and 2012, net income and (loss) amounted to ($292,807) and ($1,182,462) respectively. The loss in 2012 was primarily due to the failure of the strategy used by Ecolutions, while the loss in 2013 was due to the long sales cycle of the E3 products. Increased sales activity should provide revenues from E3 opeations in the third quarter of 2013.

Going Concern

The Company has sustained operating losses of $9,061,072 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

Plan of Operation

For the remainder of fiscal 2013, Premier will focus on attempting to continue to increase revenues through the sale of products and services by offering renewable energy production and energy efficiency products and services.

Liquidity and Capital Resources

During Premier’s most recent quarter ended June 30, 2013, cash flows from operations were not sufficient to meet operating commitments. Cash flows from operations continue to be, and are expected to continue to be, insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of June 30, 2013 working capital was $116,465 and cash was $134,332 while at December 31, 2012 working capital was $(219,204) and cash was $44,311. The increase in working capital is primarily attributable to the on-going sale of common stock. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012

Net cash (used) in operating activities	$(1,296,902)	(924,244)
Net cash (used) in investing activities	$0	0
Net cash provided by financing activities	$1,386,923	1,149,126

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

Critical Accounting Policies and Estimates

The consolidated financial statements have been prepared by management in accordance with U.S. GAAP. Please read the corresponding section in Part II Item 7 and the notes to the consolidated financial statements of the Annual Report on Form 10-K for the year ended December 31, 2012 for the description of critical accounting policies and estimates.

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

CHANGES IN INTERNAL CONTROLS

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the six months ended June 30, 2013. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2013 and June 30, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 26,452,651 shares of its common stock at an average purchase price of $.0485 per share, and warrants for the purchase of common stock in the amount of $63,279. The sales closed and cash of $1,350,668 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a restrictive legend (sometimes referred to as a 144 legend) on the certificates. Each person who received securities represented to Premier have such knowledge and experience in business and financial matters that he/she/it was capable of evaluating the merits and risks of the transaction. These transactions were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

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

Premier Holding Corporation

August 15, 2013	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

