Form 10-Q
period 2013-09-30
PREMIER HOLDING CORP.
filed 2013-11-18
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock of the registrant outstanding as of November 18, 2013 was 137,783,063.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash	$350,218	$44,311
Accounts receivable	593,461	–
Prepaid expenses	8,004	15,467

Total current assets	951,683	59,778

Notes receivable	869,000	–
Vehicles, net	19,271	–
Intangible assets, net	218,519	269,980
Goodwill	4,478,497	138,000
Other assets	12,500	52,500
Total Assets	$6,549,471	$520,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$298,557	$42,746
Accrued commissions	231,357	–
Related party payable	102,459	120,098
Liabilities of discontinued operations	–	116,138
Total current liabilities	632,373	278,982

Stockholders’ Equity:
Common Stock, 450,000,000 shares authorized, par value $.0001, 133,271,858 and 55,794,549, respectively, issued and outstanding as of September 30, 2013, and December 31, 2012 respectively	13,335	5,580
Common Stock Payable	–	210,000
Additional Paid-in-Capital	17,551,066	9,167,625
Accumulated deficit	(11,564,169)	(9,141,928)
Total Premier Holding Corporation's Equity	6,000,233	241,276
Non-controlling interest	(83,135)	–
Total Stockholder's Equity	5,917,098	241,276
Total Liabilities and Stockholders’ Equity	$6,549,471	$520,258

See accompanying notes to condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Unaudited Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2013 and 2012

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$651,740	$–	$1,437,746	$81,019
Cost of Sales	32,295	(4,373)	33,786	44,789
Gross Profit	619,445	4,373	1,403,960	36,230

Operating expenses:
Selling, general and administrative	3,291,797	476,402	4,934,351	2,150,443
Total operating expenses	3,291,797	476,402	4,934,351	2,150,443
Operating loss	(2,672,352)	(480,775)	(3,530,391)	(2,114,213)

Other expense:
Interest expense	–	(654)	–	(2,008)
Total other expense	–	(654)	–	(2,008)

Loss before income taxes, non-controlling interest, and discontinued operations	(2,672,352)	(481,429)	(3,530,391)	(2,116,221)

Income taxes	–	–	–	–

Loss before non-controlling interest and discontinued operations	(2,672,352)	(481,429)	(3,530,391)	(2,116,221)

Net loss attributable to non-controlling interest	169,253	–	123,011	–

Income from discontinued operations	–	–	985,138	–

Net loss attributable to Premier Holding Corporation	$(2,503,097)	$(481,429)	$(2,422,241)	$(2,116,221)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operation	$(2,503,097)	$(481,429)	$(3,407,379)	$(2,116,221)
Net loss per common share — basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.05)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Net income from discontinued operations	–	–	$985,138	–
Net income (Loss) per common share from discontinued operations — basic and diluted	–	–	$0.01	–

Weighted average number of common shares outstanding during the period	122,502,376	48,878,175	103,449,884	46,481,441

See accompanying notes to condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Unaudited condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

	For the nine months ended
	September 30,
	2013	2012
Operating Activities:
Net loss attributable to Premier Holding Corporation	$(2,422,241)	$(2,116,221)
Gain on disposal of subsidiary, net	(985,138)	–
Net loss attributable to continuing operations:	(3,407,379)	(2,116,221)

Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	1,168,548	701,515
Amortization and depreciation expense	52,126	12,537
Imputed Interest expense	–	298
Loss attributable to non-controlling interest of consolidated subsidiary	(123,011)	–

Change in operating assets and liabilities:
Inventory	–	(16,837)
Accounts receivable	(290,691)	–
Prepaid expenses	7,463	(62,012)
Other assets	40,000	–
Accounts payable	453,665	121,384
Accrued expenses	–	23,260
Net cash used in operating activities	(2,099,278)	(1,336,076)

Investing activities:
Purchase of vehicle	(19,935)	–
Cash paid for acquisition of Active ES	–	(30,000)
Net cash used in investing activities	(19,935)	(30,000)

Financing activities:
Advance from related party payable	–	85,117
Proceeds from issuance of common stock	2,435,120	1,025,275
Payments to notes payable	(10,000)	(1,570)
Net cash provided by financing activities	2,425,120	1,108,822

Net increase (decrease) in cash	305,907	(257,254)

Cash at beginning of period	44,311	259,948

Cash at end of period	$350,218	$2,694

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for acquired assets	$4,500,000	$–

Note receivable related to sale of subsidiary	$869,000	$–
Supplemental Cash flow Information
Interest Paid	$–	$–
Income taxes paid	$–	$–

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

Premier’s wholly owned subsidiary Energy Efficiency Experts (“E3”) is a U.S. energy service company based in the Orange County area of California offering energy efficiency products and services to commercial middle market companies,Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment.. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio, and energy reduction technologies in smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, and other clean technologies specific to its market.

On February 28, 2013, Premier acquired an 80% interest in The Power Company USA, LLC (“TPC”) for 30,000,000 shares of Premier’s common stock valued at $4,500,000. TPC is based is a deregulated power broker which was originally formed as an Illinois limited liability company on November 29, 2010. TPC brokers power to both residential and commercial users in the 12 states that allow the distribution of deregulated power.

Interim Condensed Consolidated Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The consolidated results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of E3. and the accounts of THE POWER COMPANY USA, LLC as of and for the nine months ended September 30, 2013. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of September 30, 2013 and December 31, 2012.

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

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectible as of September 30, 2013 and no allowance for bad debts was considered necessary.

Non-controlling Interest

Non-controlling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

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

As of September 30, 2013, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non-compete agreements, and contracts with suppliers and customers. See Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years. For the nine months ended September 30, 2013 and 2012, the Company recorded amortization of our intangible assets of $51,461 and $0, respectively.

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

Gain From Discontinued Operations

Gain from discontinued operations of $985,138 for the nine months ended September 30, 2013 consists of the sale of both intangible assets in the form of sales opportunities and leads, and the assumption of liabilities from the discontinued operations to WEPOWER ECO Corp (an unrelated company). The gain is based upon the estimated value of the $5,000,000 note received in the transaction. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The preliminary appraised value of the note is $869,000; $116,138 consists of liabilities which were assumed by the acquirer in the transaction.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820 (ASU 2-11-04).” ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the unaudited condensed consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, “Presentation of Comprehensive Income (ASU 2011-05)”. ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12).” ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the unaudited condensed consolidated financial statements and related disclosures.

Not Yet Adopted

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our unaudited condensed consolidated financial statements and related disclosures.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The amendments in ASU No. 2013-05 resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. In addition, the amendments in this Update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. The amendments in this standard are effective prospectively for fiscal years, and interim reporting periods within those years, beginning December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-05 will have on our unaudited condensed consolidated financial statements and related disclosures.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our unaudited condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $11,564,169 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

If management projections are not met, the Company may have to reduce its operating expenses and to seek additional funding through debt and/or equity offerings.

NOTE 4 – ACQUISITIONS & GOODWILL

Active ES Lighting Controls, Inc. Acquisition

On July 25, 2012, Premier acquired the assets of the Active ES Lighting Controls, Inc. (“AES”) business by completing the transactions contemplated under an asset purchase agreement dated July 25, 2012 (the “Agreement”) with AES.  In accordance with the terms of the Agreement, the purchase price for the acquisition consisted of the following components: (i) 750,000 shares of Premier’s common stock issued at closing; (ii) $30,000 in cash paid at closing; (iii) a payable, due December 31, 2012, of Premier in the principal amount of $15,000; (v) contingent shares payable (payable 12 months after closing of the transaction) of a number of shares of common stock of Premier equal to 875,000 shares based upon the following contingencies:

A.	175,000 shares of common stock if the volume weighted average price (“VWAP”) is below $2.00 for 30 consecutive trading days during the 12 months following the contingent period (begins after stock received in transaction has had restricted legend (section 144) removed and continues for nine months)

B.	175,000 shares of common stock if the VWAP is below $1.00 for 60 consecutive trading days during the contingent period;

C.	175,000 shares of common stock if the VWAP is below $0.80 for 60 consecutive trading days during the contingent period;

D.	175,000 shares of common stock if the VWAP is below $0.60 for 60 consecutive trading days during the contingent period;

E.	175,000 shares of common stock if the VWAP is below $0.40 for 60 consecutive trading days during the contingent period;

As of December 31, 2012, the dollar value of the contingent shares payable is $210,000, which is recorded as a common stock payable on the accompanying balance sheet.  During the quarter ended September 30, 2013, the Company issued all the 875,000 shares to AES.

The acquisition has been accounted for as a asset purchase and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.

As of December 31, 2012, the marketing results of operations of AES products are included in the Company’s consolidated financial statements from the date of acquisition. The allocation of the purchase price to assets and liabilities based upon fair value determinations was as follows:

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

Useful Life
IP/Technology - Patents	5
Non-compete Agreement	10
Trademarks & Service Marks	2
Goodwill	N/A

The Power Company USA, LLC Share Exchange

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

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2013:

For the nine months ended September 30, 2013, the Company’s recorded amortization expense related to the purchased intangibles of $51,461 and $0 was recorded for the nine months ended September 30, 2012.

	Balance 12/31/2012	Additions	Amortization	Impairment	Balance 06/30/2013

IP/Technology – Patents	$153,607	$–	$(25,136)	$–	$128,470
Non-compete Agreement	72,832	–	(5,700)	–	67,133
Trademarks & Service Marks	43,542	–	(20,625)	–	22,917

	$269,981	$–	$(51,461)	$–	$218,520

NOTE 6 – CAPITAL STOCK TRANSACTIONS

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

April 16, 2013, the Company granted 400,000 shares of common stock to Benchmark Advisory as payment for marketing services. The shares were valued per the agreement at $0.05 per share for a total of $20,000, the stock was expensed $20,000 for that date and the nine months ended September 30, 2013.

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 450,000,000 shares of common stock with a par value of $0.0001 per share.

From July 1, 2013 to September 30, 2013, the Company granted 5,454,606 shares of common stock to various consultants for services. A compensation expense of $1,130,884 was recorded during the period ended September 30, 2013.

Between July 1, 2013 and September 30, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 14,286,581 shares of its common stock, 718,875 shares had warrants attached, (see note common stock warrants below). The sales closed and cash of $1,081,451 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Lane Harrison on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Harrison to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $8,822. The stock expensed was $8,822 on that date and for the period ended September 30, 2013.

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Woodrow Clark on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Clark to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $8,822. The stock expensed was $8,822 on that date and for the period ended September 30, 2013.

A summary of option activity as of September 30, 2013 and changes during the nine months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	150,000	$0.33	2.50

Granted	200,000	0.10	1.75
Exercised	–	–	–
Canceled/forfeited/expired			–
Outstanding at September 30, 2013	350,000	$0.20	1.86

Options vested and exercisable at September 30, 2013	350,000	$0.20	1.86

Common Stock Warrants

Between May 24, 2013 and June 27, 2013, 2,849,639 shares of common stock were sold with warrants attached the terms of the subscription were:, for each 4 shares purchased the purchaser received 2 warrants, one warrant with a future price of $0.15 and a second warrant with a future price of $0.20, both warrants expire two years from the closing date of September 30, 2013, (1,424,819 warrants were issued 712,410 at $0.15, and 712,410 at $0.20) The total estimated value using the Black-Scholes Model, based on a volatility rate of 450%, expected term of 2 years, risk free rate of 0.38 percent, and a warrant value of $0.0449, was $63,279.

From July 1, 2013 and August 14, 2013, 1,287,750 shares of common stock were sold with warrants attached. The terms of the subscription were:, for each 4 shares purchased the purchaser received 2 warrants, one warrant with a future price of $0.15 and a second warrant with a future price of $0.20, both warrants expire two years from June 30, 2013, (643,875 warrants were issued 321,937 at $0.15, and 321,938 at $0.20). From July 1, 2013 and August 14, 2013, 1,666,666 shares of common stock were sold with 75,000 warrants with an exercise price of $0.15 and 75,000 warrants with an exercise price of $0.20.

A summary of non-employee warrant activity during the nine months ended as of September 30, 2013 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	450,000	$0.57	2.59

Granted	2,143,694	0.175	1.85
Exercised	–	–	–
Canceled/forfeited/expired	450,000	.057	–
Outstanding at September 30, 2013	2,143,694	$0.175	1.85

Warrants vested and exercisable at September 30, 2013	2,143,694	$0.175	1.85

NOTE 7 – DISCONTINUED OPERATIONS

The Company acquired assets from WEPOWER, LLC during 2011. WEPOWER, Ecolutions Inc. was expected to offer clean energy products and services to commercial markets, developers, and management companies of large scale residential developments. In 2012, WEPOWER Ecolutions Inc was classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operations are reported in discontinued operations in accordance with ASC 205-20-45-3. On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate, and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, (preliminary valuation on the note is $869,000). WEPOWER Eco Corp. assumed $116,138 in liabilities, acquired three patents, six trademarks, and twenty eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for nine months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4, 2013 releasing all parties from all claims, from whatever source.

NOTE 8 – SUBSEQUENT EVENT

Between October 1, 2013 and November 15, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 4,035,350 shares of its common stock, The sales closed and cash of $421,776 was received. Additionally, 24,818 shares of common stock were issued for services. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting:

Premier’s plan of operations for the nine months ended September 30, 2013. This discussion and analysis should be read in conjunction with Premier’s consolidated financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Overview

Premier Holding Corporation, a Nevada corporation (“Premier” or “PRHL” or the “Company”), provides a large array of energy services through its subsidiary companies Energy Efficiency Experts Inc, a Delaware corporation (“E3”), and The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”).

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

In the fourth quarter of 2012, Premier performed additional research and development to the products from Active ES adding two new products for mass production, the 480 volt version of the controller, suitable for ports and other large facilities, and a 240 volt version of the LiteOwl for Streetlights, vastly increasing the applicable market. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy who has strong relationships with municipalities, ports, and real estate investment trusts in the southern California and national market.

In the first quarter of 2013, Premier acquired an 80% stake in The Power Company, a deregulated power broker in Illinois.  By the end of that quarter, The Power Company had over 12,000 clients, and has been adding between 1,000 and 3,000 clients per month (closing third quarter 2013 with 40,000 contracts) and expects to continue to do so for the foreseeable future.  Over 1,000 of these clients have large commercial/industrial facilities such as warehouses and distribution center, which are candidates for E3.

The Power Company's business model is to acquire commercial and residential clients who benefit from the law passed allowing for competition in the energy markets, known as the deregulation of energy. In many cases TPC saves its clients 10-30% on their energy bills by simply switching suppliers, all while the enrollee remains a client of their local utility (local utility continues to read meter, bill and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their client's business. Currently, TPC has access to over 30 different suppliers and most of the agreements in place allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC is garnering its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers. TPC is launching its online client portal dubbed NEST (National Energy Service Transactor). This sophisticated portal enables rapid, efficient and secure sales transactions of deregulated power. NEST is designed to enable sales agents whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of NEST allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power, as yet unseen in the industry.

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

Third Quarter 2013 Activities

TPC launched its online energy portal NEST on schedule.. NEST is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as its sales tool. The technology also provides sales management, reporting, verification, and compliance tracking to a degree not seen in the industry to date.

E3 and its growing reseller base have prospected over 1000 qualified potential installations as well as over a dozen strategic partners including Energy Auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in the implementation of solutions E3 provides its customers but they also bring their list of client’s and an introduction, and the various funding sources can provide every sort of financing to meet any client’s needs from short-term loans, leases to PACE funding.

Premier completed strategic alliances with Norcal Reps, a national sales rep organization and Western Glass, providing efficiency technology to its 8,000 customers and introducing E3 to these customers. In addition, Premier has acquired the resources of AEON Green Energy Solutions by means of an exclusive employment agreement with its founder, Lenard Tercenio, including its strategic alliances, sales agents, manufacturer, finance and auditor relationships, as well as its client base and pipeline estimated to be worth $2,000,000 in sales in the ensuing 12 months.

E3 is finding success in recruiting LED resellers whose clients have declined an LED sale (mostly on a performance or personal preference basis) and going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes auto dealerships, warehouses, and parking structures, etc.

The energy services business has contributed a very small amount of revenues to our overall financial performance as of the quarter ended September 30, 2013, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

•	Expanding activities in deregulated energy markets through strategic partners. Premier continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.

•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business. As TPC continues to build its commercial and business customer base, it informs these customers that in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, Energy Efficiency Experts (“E3”) can also provide energy savings through the installation of lighting, and other building envelope technologies.

•	Focusing on building channel sales partners for E3. Premier has established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to their customer base. Premier intends to continue to build and develop these channel partnerships both domestically and internationally.

•	Remaining technology and supplier independent. Premier believes that it can best serve our customers by maintaining independent in both our supplier and technology partnerships, which enables us to focus on providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.

•	Provide funding sources to enable our clients to adopt new technology. Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 has available to it a number of strategic financial partners and programs to facilitate a quick sale. In addition the company has resources to maximize tax credits and incentives for Premier’s clients.

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

Interim Financial Statements

The unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2013 reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the period presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended December 31, 2012 and 2011 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on April 22, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited consolidated financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results for the entire year ending December 31, 2013.

Results of Operations

The condensed financial information with respect to the nine months ended September 30, 2013 and 2012 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Company Overview for the nine months ended September 30, 2013 and 2012

Consolidated Sales. During the nine months ended September 30, 2013 and 2012 sales of products amounted to $1,437,746 and $81,019, respectively. During the nine months ended September 30, 2013 and 2012, cost of sales amounted to $33,786 and $44,789, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

Consolidated Selling, general and administrative. During the nine months ended September 30, 2013 and 2012, selling, general and administrative expenses amounted to $4,934,351 and $2,150,443, respectively. The increase in selling, general and administrative expenses in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 can be attributed increase operational expense related to the acquisition of The Power Company USA, LLC and increased stock compensation expense.

Consolidated Other income (expense). During the nine months ended September 30, 2013 and 2012, other expense amounted to $0 and $2,008, respectively.

Consolidated Net Income (Loss). During the nine months ended September 30, 2013 and 2012, net loss amounted to $2,422,241 and $2,116,221, respectively. The loss in 2012 was primarily due to the failure of the strategy used by Ecolutions, while the loss in 2013 was generated by the sale of the non-performing intangible assets, as well as reduced costs and increased revenues during that same period offset by an increase in stock compensation expense and operational expenses.

Company Overview for the three months ended September 30, 2013 and 2012

Consolidated Sales. During the three months ended September 30, 2013 and 2012 sales of products amounted to $651,740 and $0, respectively. During the three months ended September 30, 2013 and 2012, cost of sales amounted to $32,295 and $4,373, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

Consolidated Selling, general and administrative. During the three months ended September 30, 2013 and 2012, selling, general and administrative expenses amounted to $3,291,797 and $476,402, respectively. The increase in selling, general and administrative expenses in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 can be attributed increase operational expense related to the acquisition of The Power Company USA, LLC and increased stock compensation expense.

Consolidated Other expense. During the three months ended September 30, 2013 and 2012, other expense amounted to $0 and $654, respectively.

Consolidated Net Income (Loss). During the three months ended September 30, 2013 and 2012, net loss amounted to $2,503,097 and $481,429, respectively. The loss in 2012 was primarily due to the failure of the strategy used by Ecolutions, while the loss in 2013 was generated by increased revenues during that same period offset by an increase in stock compensation expense and operational expenses.

Going Concern

The Company has sustained operating losses of $11,564,169 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

Plan of Operation

For the remainder of fiscal 2013, Premier will focus on attempting to continue to increase revenues through the sale of products and services by offering renewable energy production and energy efficiency products and services.

Liquidity and Capital Resources

During Premier’s most recent quarter ended September 30, 2013, cash flows from operations were not sufficient to meet operating commitments. Cash flows from operations continue to be, and are expected to continue to be, insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2013.

Working Capital. As of September 30, 2013 working capital was $319,316 and cash was $350,218 while at December 31, 2012 working capital was $(219,204) and cash was $44,311. The increase in working capital is primarily attributable to the on-going sale of common stock. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Cash Flow. Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine months Ended September 30,
	2013	2012

Net cash (used) in operating activities	$(2,099,278)	(1,336,076)
Net cash (used) in investing activities	$(19,935)	(30,000)
Net cash provided by financing activities	$2,425,120	1,108,822

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

CHANGES IN INTERNAL CONTROLS

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the nine months ended September 30, 2013. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2013 and September 30, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 40,739,232 shares of its common stock at an average purchase price of $.0485 per share, and 5,804,053 warrants for the purchase of common stock. The sales closed and cash of $2,432,119 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a restrictive legend (sometimes referred to as a 144 legend) on the certificates. Each person who received securities represented to Premier have such knowledge and experience in business and financial matters that he/she/it was capable of evaluating the merits and risks of the transaction. These transactions were exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

Premier Holding Corporation

November 18, 2013	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

