Form 10-K
period 2013-12-31
PREMIER HOLDING CORP.
filed 2014-04-15
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 000-53824

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1382 Valencia Avenue, Unit F	92780
Tustin, California	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of the voting stock held by non-affiliates: $1,094,817, based on the closing sales price of our common stock on June 28, 2013 of $0.09 per share. The voting stock held by non-affiliates on that date consisted of 12,164,636 shares of common stock.

The number of shares outstanding of each of the registrant’s classes of common stock, as of June 30, 2013 was 77,729,546 shares. As of April 11, 2014 the number of shares outstanding of each registrant’s classes of common stock was 148,697,016.

1

Item 1. BUSINESS

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Corporate History

Premier Holding Corporation (“Premier” or the “Company”) provides deregulated energy services to its clients including the sale of lower cost power, fixed energy costs and energy efficient products that range from complete indoor and outdoor lighting arrays. The Company anticipates adding additional services lines including proprietary lighting solutions to energy efficient motors and chillers for HVAC and refrigeration in the future.

Premier was incorporated in Nevada on October 18, 1971. Premier’s fiscal year end is December 31. Premier has never been in bankruptcy, receivership or any similar proceeding, but has been the subject of a custodianship proceeding in the Nevada state courts.

Premier was originally organized under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972 commenced limited operations which were discontinued in 1990. Thereafter, Premier engaged in reorganization and, on several occasions, sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, Premier changed its name to Intermark Development Corporation. On November 4, 1996, Premier acquired all of the capital stock of HVM Development Limited ("HDL"), formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed its name to OVM International Holding Corporation.

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

On September 11, 2008, Premier’s registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was revoked pursuant to Section 12 (j) of the Exchange Act for failure to file periodic reports as required by Section 12(g) of the Exchange Act and trading of Premier’s common stock on the pink sheets was suspended. Premier has re-registered its common stock under the Exchange Act and, after successfully filing a Form 15c2-11, has once again obtained a quotation for its common stock. Premier stock is now quoted on the OTC Bulletin Board with the symbol PRHL.

Our Businesses

In December 2011, Premier acquired assets from WePower, LLC, a Delaware LLC and Green Central Holdings, Inc. a Nevada Corp.  Premier also formed WePower Ecolutions, Inc. a Delaware corporation (“Ecolutions”), as a wholly-owned subsidiary, and began to offer clean energy products and services to commercial markets and developers and management companies of large-scale residential developments.  Premier appointed Kevin Donovan the Chief Executive Officer and a member of the Board of Directors of Ecolutions on February 22, 2012 to establish the energy services business. On February 22, 2012 Mr. Donovan was appointed CEO and President.

In October 2012, Premier divested itself of an underperforming business line which were acquired by a newly formed entity known as WePowerEco Corp, created by the outgoing management team including Mr. Donovan. Premier’s incoming management team, led by its new Chief Executive Officer Randall Letcavage, negotiated the sale of the product line and prospects with WePowerEco Corp. in exchange for an unsecured promissory note in the face amount of $5,000,000. The product line and prospects have been valued at $869,000.  In connection with the sale of the product line and prospects, Premier agreed not to compete with WePower Eco Corp’s solar and wind products for a period of two years following the sale. In addition, Premier agreed to the prior management team using the WePower name in a newly formed company separate from Premier.

In 2012, Premier acquired a unique technology for energy efficient lighting, the E-Series controller, developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where other existing options for efficiency are few, expensive, and untested. Premier made available this technology to its subsidiary Ecolutions. Thereafter, Ecolutions changed its name to Energy Efficient Experts (E3). In the fourth quarter, Premier redesigned and reengineered its products for mass production and expanding the product line. This redesign means that the product can go from custom made to mass production and rapid installation. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy, LLC, a California LLC, who has strong relationships with Municipalities, Ports, and real estate investment trusts in the Southern California market and beyond.  Premier also formalized its relationship with Orion Energy of Southern California, giving Premier access to a large product offering in lighting and energy controls.

On February 28, 2013, Premier acquired an 80% ownership interest in “The Power Company USA, LLC” (“TPC”), a deregulated power broker in Illinois.  On the date of acquisition, TPC had over 14,000 clients, and has been adding between 1,000 and 2,000 clients per month.  A portion of these clients have large commercial/industrial facilities such as warehouses and distribution center.

Our Industry

Premier bridges two industries in the Energy field: Deregulation (reselling power from suppliers) and energy efficiency technologies. Deregulated power is expected to be one of the largest markets since the deregulation of telecom, only much larger. Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of client facilities. Typical products and services offered by energy efficiency companies include lighting and lighting retrofits, HVAC upgrades, motor controls, equipment installations, load management, and can include power generation including on-site cogeneration, renewable energy plants, etc. As Premier grows it expects to be involved in all these opportunities. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime. Premier and its affiliates operate as a deregulated power reseller an as an ESCO.

Marketing

Premier’s sales and marketing strategy captures the unique opportunity of being in two closely related, but separate industries. Through The Power Company, the company will reach approximately 50,000 consumers a year for deregulated power. A portion of these (the commercial/industrial customers) will also be candidates for the Efficiency industry. The Power Company, as it becomes integrated with E3, will help E3 gain the ability to cross market its product line to their already existing client base of thousands of new commercial/industrial prospects.  This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of their consumption of energy.

In addition to these valuable clients from TPC, the company’s strategy is to approach large and qualified prospects through a network of resellers and alliance partners with pre-existing relationships and/or top-tier reputations in their respective markets (as well as direct sales as described below), and to offer their clientele customized and comprehensive energy efficiency solutions tailored to meet their economic, operational and efficiency goals.

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

E3 also supports its network of resellers with a wide range of energy efficiency products through its alliance with suppliers, as well as its growing list of proprietary products. E3 not only provides products at a very competitive rate, but supports its resellers through training, marketing material, team sales visits, and a sales support infrastructure that can reduce the typical sales cycle time.

Lead qualification has been automated such that a prospect can be evaluated over the phone, reducing the expense of performing audits and surveys on unqualified prospects. As the business develops we expect the audits will be performed by qualified sales engineers, typically LEED certified (Leaders in Energy Efficiency Design, a program under the US Department of Energy’s Green Building Council) and/or certified electricians, which results in a more comprehensive, professional, accurate and competitive proposal. The Company and its resellers utilize trained and certified electricians and engineers to perform the installation, further increasing customer satisfaction. Follow-up reports verify energy savings performance. The Company also has access to funding options which can meet the unique financial requirement of the client, including no-money down, and immediately cash-flow-positive programs.

Employees

As of December 31, 2013, Premier’s senior management consisted of three independent contractors along with additional contracted support staff and independent resellers and consultants. Premier expects to hire additional personnel as its business expands.

Patents

Premier acquired all patents owned by Active ES Lighting Controls; the three pertinent US patents are as follows:

•	U.S. Patent No. 5,528,110; Entitled Apparatus For Control Of Load Power Consumption; Issued June 18, 1996

•	U.S. Patent No. 5,508,589; Entitled Power Saving Voltage Reduction System For High Intensity Discharge Lighting Systems; Issued April 16, 1996

•	U.S. Patent No. 5,623,186; Entitled Power Saving Voltage Reduction System For High Intensity Discharge Lighting Systems; Issued April 22, 1997

•	U.S. Patent No. 7,084,587; Entitled Apparatus And Method For Control Of High Intensity Discharge Lighting; Issued August 1, 2006;

•	U.S. Patent No. 7,825,614; Entitled Voltage Control Load Center, Modular Voltage Control Transformer Circuit, And Method Of Making And Using; Issued November 2, 2010; and

•	U.S. Patent No. 7,973,490; Entitled Hid Lighting Control With Transient Voltage Sensing And Lamp Restarting, And Method Of Making And Using; Issued July 5, 2011.

International Patents

Title	Country/Type	Filing Date	Status
Apparatus & Method For Control Of High Intensity Discharge Lighting	India	8/26/05	Published
(Same)	Canada	8/26/05	Issued: 07/20/2010 No: 2,577,416
(Same)	Israel	8/26/05	Pending
(Same)	Japan	8/26/05	Pending
(Same)	Mexico	8/26/05	Issued: 11/18/2009 Pending
(Same)	Egypt	8/26/05	Pending
Voltage Control Load Center Modular Voltage Control Transformer Circuit & Method Of Making & Using	Egypt	9/21/08	Pending
(Same)	India	9/18/08	Pending
(Same)	Indonesia	3/20/07	Pending
(Same)	Japan	3/20/07	Pending
(Same)	Mexico	3/20/07	Issued: 12/06/2010 No: 281748
(Same)	Malaysia	3/20/07	Pending

These patents pertain to the E-Series Lighting controls line of products.

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

Premier is a relatively young company with limited operating history.

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

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, design experts, and sales and marketing personnel. Our inability to retain employees and attract and retain sufficient additional employees, and design, drafting, and marketing support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

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

Premier will likely need to raise funds to operate in accordance with its business plan.

Premier is a growing its businesses and as a result it is likely that they will need additional cash to support that growth, both to support operating losses as long as those continue, as well for the potential acquisition of other companies, or the purchase of certain assets from other companies. At this time the Company cannot estimate either the amount of cash required or the form that it will attempt to raise this cash.

Our independent registered public accounting firm has expressed doubts about our ability to continue as a going concern.

The report of Premier’s independent accountants on its December 31, 2013 financial statements included an explanatory paragraph indicating that there is substantial doubt about Premier’s ability to continue as a going concern due to recurring losses and working capital shortages. Premier’s ability to continue as a going concern will be determined by its ability to obtain funding and develop a profitable operation. Premier’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Premier has not had Adequate Financial Controls in Place Which Could Adversely Effect the Financial Reporting.

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

As required by Rule 13a-15 under the Exchange Act, Premier is required to carry out evaluations, under the supervision and with the participation of Premier’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Premier’s disclosure controls and procedures every quarter.

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

Item 2. PROPERTIES

Premier’s corporate offices and warehouse are located at 1382 Valencia Avenue, Unit F, Tustin, California. Premier considers these facilities to be adequate for its current needs. These offices consist of 2,000 square feet, we pay rent of $2,500 on a month to month basis.

For the operations of The Power Company we rent 2,000 square feet of office space at 214 W. Ohio St, Chicago, IL for $4,000 per month. This lease expires in July 2015.

For the operations of TPC we rent 1,451 square feet of office space at 6600 York Rd, Baltimore, MD for $2,200 per month. The lease expires April 2017.

Item 3. LEGAL PROCEEDINGS

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. The parties to the litigation have been negotiating a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and certain attorneys’ fees and costs incurred by WE. Under the terms of the settlement, WE seeks to recover a total of $110,000.

Hi-Tech Specialists, Inc.

Prior to its acquisition by The Power Company, Hi-Tech Specialists, Inc. filed suit against U.S.E.C. LLC d/b/a/ US Energy Consultants and Michail Skachko concerning the parties’ agreement seeking damages in an amount in excess of $789,077. The nature of the litigation relates to a contract between the parties wherein Hi-Tech Specialists was to solicit service agreements on behalf of U.S.E.C. The suit is on going and The Power Company is aggressively pursuing its claim against the parties named.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Premier's common stock is listed and quoted on the over-the-counter Bulletin Board and OTCQB under the symbol PRHL. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year ended December 31, 2012
First Quarter	$1.30	$0.50
Second Quarter	$1.46	$0.40
Third Quarter	$1.30	$0.10
Fourth Quarter	$0.21	$0.07
Year ended December 31, 2013
First Quarter	$0.25	$0.07
Second Quarter	$0.12	$0.06
Third Quarter	$0.25	$0.08
Fourth Quarter	$0.25	$0.14

On April 11, 2014, the closing sales price of our common stock as reported on the OTCQB was $0.15 per share.  As of December 31, 2013, there were 148,003,328 shares of common stock issued and outstanding which are held by approximately 910 holders of record.

Dividends

Premier’s Board of Directors has not declared a cash dividend on its common stock during the last two fiscal years.

4. The broker or dealer who has affected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for Premier's stock.

Sales of Unregistered Securities

From October 1, 2013 to December 31, 2013, the Company granted 3,530,606 shares of common stock to various consultants for services. A compensation expense of $572,147 was recorded during the period ended December 31, 2013.

From October 1, 2013 to December 31, 2013, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 10,085,271 shares of its common stock. The sales closed and cash of $1,016,560 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 6. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of Premier are attached.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the periods ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

Overview

Premier Holding Corporation, a Nevada corporation (“Premier” or “PRHL” or the “Company”), provides deregulated energy services to its clients including the sale of lower cost power, fixed energy costs and energy efficient products that range from complete indoor and outdoor lighting arrays. The Company anticipates adding additional services lines including proprietary lighting solutions to energy efficient motors and chillers for HVAC and refrigeration in the future.

Premier provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, Premier has completed certain acquisitions which have enabled us to broaden our service offerings and expand our geographical reach.

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

In the first quarter of 2013, Premier acquired an 80% stake in The Power Company, a deregulated power broker in Illinois.  By the end of that quarter, The Power Company had over 14,000 clients, and has been adding between 1,000 and 3,000 clients per month (closing third quarter 2013 with 40,000 clients).  Over 1,000 of these clients have large commercial/industrial facilities such as warehouses and distribution center, which are candidates for E3.

The Power Company's business model is to acquire commercial and residential clients who benefit from the law passed allowing for competition in the energy markets, known as the deregulation of energy. In many cases TPC saves its clients 10-30% on their energy bills by simply switching suppliers, all while the enrollee remains a client of their local utility (local utility continues to read meter, bill and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their client's business. Currently, TPC has access to over 30 different suppliers and most of the agreements in place allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC is garnering its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers. TPC has launched its online client portal dubbed NEST (National Energy Service Transactor). This sophisticated portal enables rapid, efficient and secure sales transactions of deregulated power. NEST is designed to enable sales agents whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of NEST allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power, as yet unseen in the industry.

For its competitive electricity services, Premier provides innovative and risk-mitigating energy products and solutions to North American wholesale and retail customers. Premier strives to serve its’ customers with diverse products and solutions to meet their energy needs.

In executing this strategy, Premier leverages its core strengths of maintaining and growing strong and diverse supply relationships with retail and wholesale customers, and integrating its expertise in managing physical and financial risks.

2013 Activities

TPC launched its online energy portal NEST on schedule. NEST is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as its sales tool. The technology also provides sales management, reporting, verification, and compliance tracking to a degree not seen in the industry to date.

E3 and its growing reseller base have prospected a large number of qualified sales candidates as well as over a dozen strategic partners including Energy Auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in the implementation of solutions E3 provides its customers but they also bring their list of client’s and an introduction, and the various funding sources can provide financing to meet client’s needs from short-term loans, leases to PACE funding.

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

The energy services business has contributed a small amount of revenues to our overall financial performance as of the period ended December 31, 2013, as the sales cycles for these large projects can be very long. Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

•	Expanding activities in deregulated energy markets through strategic partners. Premier continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.

•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business. As TPC continues to build its commercial and business customer base, it informs these customers that in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, Energy Efficiency Experts (“E3”) can also provide energy savings through the installation of lighting, and other building envelope technologies.

•	Focusing on building channel sales partners for E3. Premier has established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to their customer base. Premier intends to continue to build and develop these channel partnerships both domestically and internationally.

•	Remaining technology and supplier independent. Premier believes that it can best serve our customers by maintaining independent in both our supplier and technology partnerships, which enables us to focus on providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.

•	Provide funding sources to enable our clients to adopt new technology. Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 has available to it a number of strategic financial partners and programs to facilitate a quick sale. In addition, the Company has resources to maximize tax credits and incentives for Premier’s clients.

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

Revenue

Revenue for the year ended December 31, 2013 was $1,804,980 compared to zero for the year ended December 31, 2012. The increase was due to the acquisition of The Power Company in 2013.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2013 was $39,214 compared to zero for the year ended December 31, 2012. The increase was due to products sold by E3 in 2013. Revenue generated by The Power Company had no costs of goods sold.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were $6,955,779, compared to $1,357,165 for the year ended December 31, 2012. The increase in expenses during 2013 was mainly due to an increase of expenses of $2,754,124 related to the operations of The Power Company which did not exist in 2012, stock compensation of $2,073,115, and professional fees of $1,822,033.

Net Loss

For the year ended December 31, 2013, Premier had a net loss of $4,004,957 as compared to a net loss of $2,115,372 for the year ended December 31, 2012. Premier’s accumulated deficit as of December 31, 2013 was $13,146,885. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Liquidity and Capital Resources

During the year ended December 31, 2013, cash flow from operations were not sufficient to meet operating commitments. Cash flow from operations are expected to be insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

As of December 31, 2013, working capital was $682,793 and cash was $781,569 while at December 31, 2012 working capital was $(219,204) and cash was $44,311. The increase in working capital is primarily attributable to the on-going sale of common stock. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
Net cash (used) in operating activities	$(2,961,812)	(1,477,138)
Net cash (used) in investing activities	$(21,109)	(84,070)
Net cash provided by financing activities	$3,720,180	1,345,571

The changes in net cash used in operating activities are attributable to net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above. Net cash provided by financing activities relates primarily to cash received from sales of common stock.

Going Concern

The Company has sustained net losses of $13,146,885 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Principles of Consolidation

The consolidated balance sheets include the accounts of the Company and its subsidiaries. The consolidated statements of operations include the Company’s accounts and the accounts of its subsidiaries from the date of acquisition. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in our consolidated financial statements relate to the valuation of long-lived assets, estimates of sales returns, inventory reserves and accruals for potential liabilities, and valuation assumptions related to equity instruments and share based compensation.

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. As of December 31, 2013 and 2012, we did not maintain a reserve for bad debt, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2013 and 2012, there was no reserve for sales returns, which are minimal based upon our historical experience.

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2012, the Company no longer has derivative financial instruments.

Stock Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Recently Issued Accounting Standards Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820 (ASU 2-11-04).” ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Premier Holding Corporation.

We have audited the consolidated balance sheets of Premier Holding Corporation (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the result of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to the consolidated financial statements, during the year ended December 31, 2013, the Company made payments to Nexalin Technology. Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president and a shareholder. In addition, the Company has also made payments to iCapital Advisory, which Mr. Letcavages serve as President.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit of $13,146,885 from inception to December 31, 2013. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 15, 2014

Newport Beach, CA

PREMIER HOLDING CORPORATION

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash	$781,569	$44,311
Accounts receivable	438,976	–
Prepaid expenses	13,134	15,467

Total current assets	1,233,679	59,778

Notes receivable	869,000	–
Vehicles, net	19,350	–
Intangible assets, net	201,366	269,980
Goodwill	4,555,750	138,000
Other assets	–	52,500
Total Assets	$6,879,145	$520,258

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$315,063	$42,746
Accrued commissions	117,685	–
Related party payable	86,138	120,098
Note payable	32,000	–
Liabilities of discontinued operations	–	116,138
Total current liabilities	550,886	278,982

Stockholders’ Equity:
Common stock, par value $.0001, 450,000,000 shares authorized, 151, 003, 328 and 55,794,549 shares issued and outstanding at December 31, 2013 and 2012, respectively.	15,101	5,580
Common Stock Payable	–	210,000
Additional Paid-in-Capital	19,639,399	9,167,625
Accumulated deficit	(13,146,885)	(9,141,928)
Total Premier Holding Corporation's Equity	6,507,615	241,276
Non-controlling interest	(179,356)	–
Total Stockholder's Equity	6,328,259	241,276
Total Liabilities and Stockholders’ Equity	$6,879,145	$520,258

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

	December 31,
	2013	2012
Revenues	$1,804,980	$–
Cost of Sales	39,214	–
Gross Profit	1,765,766	–

Operating expenses:
Selling, general and administrative	6,955,779	1,357,165
Total operating expenses	6,955,779	1,357,165
Operating loss	(5,190,013)	(1,357,165)

Other expense:
Interest expense	–	(1,295)
Total other expense	–	(1,295)

Loss before income taxes, non-controlling interest, and discontinued operations	(5,190,013)	(1,358,461)

Income taxes	–	–

Loss before non-controlling interest and discontinued operations	(5,190,013)	(1,358,461)

Net loss attributable to non-controlling interest	199,918	–

Income / (Loss) from discontinued operations	985,138	(756,912)

Net loss attributable to Premier Holding Corporation	$(4,004,957)	$(2,115,372)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operation	$(4,990,095)	$(1,358,461)
Net loss per common share — basic and diluted	$(0.04)	$(0.03)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Net income (Loss) from discontinued operations	985,138	(756,912)
Net income (Loss) per common share from discontinued operations — basic and diluted	0.01	(0.02)

Weighted average number of common shares outstanding during the period	111,847,320	47,892,487

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

 Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

	December 31,
	2013	2012
Operating Activities:
Net loss attributable to Premier Holding Corporation	$(4,004,957)	$(2,115,372)
Gain on disposal of subsidiary, net	(985,138)	–
Net loss attributable to continuing operations:	(5,990,095)	(2,115,372)

Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	2,073,115	475,930
Amortization and depreciation expense	70,374	28,589
Imputed Interest expense	–	298
Loss attributable to non-controlling interest of consolidated subsidiary	(199,918)	–

Change in operating assets and liabilities:
Accounts receivable	(310,300)	–
Prepaid expenses	2,334	(15,467)
Other assets	52,500	–
Accounts payable	340,178	32,746
Accrued expenses	–	116,138
Net cash used in operating activities	(2,961,812)	(1,477,138)

Investing activities:
Purchase of vehicle	(21,109)	–
Cash paid for acquisition of Active ES	–	(31,570)
Payments for Investment in the Power Company	–	(52,500)
Net cash used in investing activities	(21,109)	(84,070)

Financing activities:
Advance from related party payable	–	120,098
Proceeds from issuance of common stock	3,698,180	1,230,473
Proceeds / payments - notes payable	22,000	(5,000)
Net cash provided by financing activities	3,720,180	1,345,571

Net increase (decrease) in cash	737,258	(215,637)

Cash at beginning of period	44,311	259,948

Cash at end of period	$781,569	$44,311

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for acquired assets	$4,500,000	$390,000
Note receivable related to sale of subsidiary	$869,000	$–

Supplemental Cash flow Information
Interest Paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statements of Shareholder's Equity

	Common Stock		Additional Paid-in	Common Stock	Minority Interest in	Accumulated	Deficit Accumulated During Development
	Shares	Amount	Capital	Payable	Subsidiary	Deficit	Stage	Total
Balance as of December 31, 2011	44,007,020	$4,401	$7,282,103	$–		$(7,026,556)	$(3,293,586)	$259,948
Common Stock Options & Warrants issued for services			115,930					115,930
Common Stock issued after exercise of Warrants	375,000	38	4,420					4,458
Common Stock issued for services	2,740,000	274	359,726					360,000
Common Stock issued for cash	7,922,529	792	1,225,223					1,226,015
Common Stock issued for acquisition of Active ES	750,000	75	179,925					180,000
Common Stock payable for acquisition of Active ES				210,000				210,000
Imputed interest			298					298
Net loss						(2,115,372)	(2,115,372)	(2,115,372)
Balance, December 31, 2012	55,794,549	5,580	9,167,625	210,000		(9,141,928)	(5,408,958)	241,277
Common Stock issued for services	10,639,362	1,064	2,034,369					2,035,433
Common Stock Options & Warrants issued for services			37,682					306,808
Common Stock issued for cash	45,337,731	4,534	3,107,205					3,111,739
Common Stock issued for cash with warrants	8,356,686	836	585,606					586,441
Minority Interest in Subsidiary					20,562			20,562
Stock issued to Active ES	875,000	88	209,912	(210,000)				0
Shares for TPC	30,000,000	3,000	4,497,000					4,500,000
Net Loss					(199,918)	(4,004,957)		(4,474,001)
Balance December 31, 2013	151,003,328	$15,101	$19,639,399	$–	$(179,356)	$(13,146,885)	($5,408,958)	$6,328,259

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

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

Premier’s wholly owned subsidiary Energy Efficiency Experts (“E3”) is a U.S. energy service company based in the Chicago area of Illinois offering energy efficiency products and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment.. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio, and energy reduction technologies in smart lighting controls, LED lighting, battery storage power plants, energy and power control management systems, and other clean technologies specific to its market.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The audited consolidated financial statements include the accounts of Premier Holding Corporation, E3 and the accounts of THE POWER COMPANY USA, LLC as of and for the year ended December 31, 2013. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of and December 31, 2013 and 2012.

Revenue Recognition

The Company’s wholly owned Energy Efficiency Experts, Inc. and The Power Company USA, LLC. offer renewable energy production and energy efficiency products and services to both commercial middle market companies as well as residential customers. In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. For contracts provide services, the commission revenue is recognized when the contract is signed, and the performance is completed, with an appropriate allowance for estimates cancellation.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectible as of December 31, 2013 and no allowance for bad debts was considered necessary.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

As of December 31, 2013, amortizable intangible assets consist of patents, trade names, trademarks, domain names, website emails, and non-compete agreements, and contracts with suppliers and customers. See Note 4 for further information regarding the acquisition and amortization of these intangible assets. These intangibles are being amortized on a straight line basis over their estimated useful lives, two to ten years.

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

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

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

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $13,146,885 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

As of December 31, 2012, the dollar value of the contingent shares payable is $210,000, which is recorded as a common stock payable on the accompanying balance sheet.  During the year ended December 31, 2013, the Company issued all the 875,000 shares to AES.

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

The Power Company USA, LLC Share Exchange

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000. The Power Company had over 14,000 residential and commercial customers. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired and the amount of goodwill to be recognized are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the acquisition-date fair value of goodwill.

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2013:

For the years ended December 31, 2013 and 2012, the Company’s recorded amortization expense related to the purchased intangibles of $51,461 and $0, respectively.

	Balance 12/31/2012	Additions	Amortization	Impairment	Balance 12/31/2013

IP/Technology – Patents	$153,607	$–	$(33,515)	$–	$120,092
Non-compete Agreement	72,832	–	(7,600)	–	65,232
Trademarks & Service Marks	43,542	–	(27,500)	–	16,042

	$269,980	$–	$(68,615)	$–	$201,366

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, Mr. Letcavage (directly or through related entities) was paid $240,000 as compensation for his role as our CEO and CFO, and $37,500 for consulting, for a total of $277,500, and $661,319 for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president and shareholder), which were not reported as income. In addition, the Company has also paid $28,787 to iCapital Advisory for consulting services received during the year 2013, Mr. Letcavage is president and shareholder of iCapital Advisory.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810-10-50-5(a), these two companies are not considered VIEs. The Company is not the primary beneficiary, whether those two companies have any income (losses) as of December 31, 2013, it would not be absorbed by Premier Holding Corporation.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share.

Common Stock

On February 28, 2013 the company acquired 80% of the outstanding membership units of The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 450,000,000 shares of common stock with a par value of $0.0001 per share.

From October 1, 2013 to December 31, 2013, the Company granted 3,530,606 shares of common stock to various consultants for services. A compensation expense of $572,147 was recorded during the period ended December 31, 2013.

During the year 2013, the Company entered into different series of stock purchase agreements with various investors for sale of 53,694,417 shares of its common stock. The sales closed and cash of an aggregated amount $3,698,180 was received.

Common Stock Options

On February 20, 2013, the Company granted 75,000 stock options to a Director, Woodrow W. Clark II, to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the year ended December 31, 2013.

On February 20, 2013, the Company granted 75,000 stock options to a Director, Lane Harrison to purchase shares at $0.25 per share. The options expire February 20, 2016 and vested on the grant date. The total estimated value using the Black-Scholes Model, based on a volatility rate of 468%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.17, was $12,749. As the stock options were immediately vested, the stock expensed was $12,749 on that date and for the year ended December 31, 2013.

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Lane Harrison on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Harrison to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $10,285. The stock expensed was $10,285 on that date and for the year ended December 31, 2013.

On April 9, 2013, the Company modified the 75,000 stock options granted to a Director, Woodrow Clark on February 20, 2013, to purchase shares at $0.25 per share, the option was modified entitling Mr. Clark to purchase 100,000 shares at $0.10, on or before April 30, 2015. The stock option provided for cashless exercise term. The total estimated value using the Black-Scholes Model, based on a volatility rate of 470%, expected term of 2 years, risk free rate of 0.42 percent, and a call option value of $0.0882, was $10,287. The stock expensed was $10,287 on that date and for the year ended December 31, 2013.

On December 31, 2013, 650,000 warrants were issued to Rick Weed with an exercise price of $0.225. The Company valued these warrants at $146,250, and $17,110 was recognized as expense in 2013.

A summary of option activity as of December 31, 2013 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	150,000	$0.33	2.25

Granted	200,000	0.25	4.00
Exercised	–	–	–
Canceled/forfeited/expired			–
Outstanding at December 31, 2013	350,000	$0.25	3.61

Options vested and exercisable at December 31, 2013	350,000	$0.25	3.61

Common Stock Warrants

During the year 2013, the Company has issued 8,356,686 shares of common stock with warrants attached and the terms of the subscription were: for each 4 shares purchased, the purchaser received 2 warrants, one warrant with future price of $0.15 and a second warrant with a future price of $0.20, both warrants expire two years from the closing date (3,420,010 warrants were issued 1,071,847 at $0.15 and 1,071,847 at $0.20). The total estimated value using the Black-Scholes model.

A summary of non-employee warrant activity during the year ended as of December 31, 2013 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	450,000	$0.57	2.59

Granted	2,793,694	0.175	1.85
Exercised	–	–	–
Canceled/forfeited/expired	450,000	.057	–
Outstanding at December 31, 2013	2,793,694	$0.175	1.85

Warrants vested and exercisable at December 31, 2013	2,793,694	$0.175	1.85

NOTE 8 – DISCONTINUED OPERATIONS

The Company acquired assets from WEPOWER, LLC during 2011. WEPOWER, Ecolutions, Inc. was expected to offer clean energy products and services to commercial markets, developers, and management companies of large scale residential developments. In 2012, WEPOWER Ecolutions, Inc was classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operations are reported in discontinued operations in accordance with ASC 205-20-45-3. On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate, and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, (preliminary valuation on the note is $869,000). WEPOWER Eco Corp. assumed $116,138 in liabilities, acquired three patents, six trademarks, and twenty-eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for nine months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4, 2013 releasing all parties from all claims, from whatever source.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to the period ended December 31, 2013 the Company entered into a series of stock purchase agreements with accredited investors for the sale of 4,035,350 shares of its common stock, the sales closed and cash of $421,776 was received. Additionally, 24,818 shares of common stock were issued for services. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Subsequent to the period ended December 31, 2013 the Company settled a disagreement with a former employee. In 2013 Brian Manahan alleged a complaint related to shares previously issued in 2012 related to his employment. On March 4, 2014 the parties agreed to a settlement whereby the Company would pay Mr. Manahan $35,000 payable over a period of one year, payment was personally guaranteed by Randall Letcavage. As well, Marvin Winkler agreed to transfer $15,000 in the form of 83,334 common shares of the Company to Mr. Manahan. In return, Mr. Manahan agreed to sell no more than 30,000 shares of the Company’s stock per month through June 30, 2014. Additionally, WePower LLC returned 5,000,000 common shares of the Company previously issued related to the sale of TPC, and in exchange for the promissory note in the face amount of $5,000,000 (and valued at 869,000 on the Company’s financial statements as of December 31, 2013), the Company had returned an additional 2,500,000 common shares.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception, there have been no disagreements with Premier’s independent accountants.

In February 2013, Premier retained the accounting services of Anton & Chia, LLP and terminated the accounting services of M&K CPAS, PLLC.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial officer, who serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have an audit committee as part of our Board of Directors, nor do we have an identified financial expert as an independent member of our Board of Directors.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available. We also expect to add to our Board of Directors an independent financial expert, and to form an Audit Committee.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The members of the Board of Directors of Premier serve until the next annual meeting of stockholders, or until their successors have been elected and qualified. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Premier are as follows:

Name	Age	Title
Randall Letcavage	56	CEO/President/CFO/Chairman
Woodrow Clark, PhD	69	Director
Lane Harrison	62	Director

Randall Letcavage

Mr. Letcavage, age 56, was named Chairman, President and Chief Executive Officer, and Chief Financial Officer of Premier Holding Corporation. Prior to this he was employed as a consultant by Capital Finance LLC. He brings in excess of 25 years plus of business experience specializing in the financial markets and business consulting and green energy/clean technology.  For the past 20 years Mr. Letcavage has been an investment banker widely recognized for individual achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National “CDE” Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has also held executive positions, invested, and/or operated numerous businesses including related companies in “Power Generation and Power Reduction” – CEO of Ciralight Global Inc, CEO of Green Central Holdings, Consultant and second largest shareholder of publicly traded PRHL which operates Energy Efficiency Experts (E3).  Letcavage had been successful in many areas additionally providing millions in Healthcare funding. Mr. Letcavage personally acted as an advisor to municipalities leading millions in industrial bond transactions, while also advising the National Conference of Black Mayors (NCBM; over 800 members all of whose cities may one day be able to offer deregulated power services). Mr. Letcavage served as the Managing Director of NC Capital Markets and as Vice President of The National Capital Companies, Inc. (directing the daily operations of most of its subsidiaries).  Mr. Letcavage was formerly the CEO and a majority owner of Capital Access Group. Prior to Capital Access, Mr. Letcavage founded and/or managed several asset management firms, including Valley Forge Capital Holdings and the Marshall Plan, LLC that directed and/or co-managed over $3 billion in assets with former renowned CALPERS (California Pension & Retirement Systems) Manager, Greta Marshall.

Prior to Valley Forge, Mr. Letcavage founded Security America, Inc., an asset management firm based in Grosse Pointe, Michigan. Mr. Letcavage worked with Prudential-Bache running a Joint Venture ―High Net Worth Group (a/k/a Security American, Inc.).

Woodrow Clark, PhD

Dr. Clark, age 69, is a Director of Premier Holding Corporation. Dr. Clark, a long-time advocate for the environment and renewable energy, is an internationally recognized author, lecturer, public speaker and advisor specializing in sustainable communities. Dr. Clark was one of the contributing scientists to the work of the United Nations Intergovernmental Panel on Climate Change (UNIPCC) which as an organization was awarded the Nobel Peace Prize in December 2007.

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

Lane Harrison

Lane Harrison, age 62, is a Director of Premier Holding Corporation. Mr. Harrison is Founder and President of Affluent and Corporate Insurance Services, Inc. and Capital Preservation Insurance Services, Inc. The firms provide insurance and advanced consulting services to professional advisors, corporations, small business owners and high net worth families. Mr. Harrison has over 30 years of business consulting and sale/marketing experience. He has lectured extensively to the professional advisor community.  In addition, Mr. Harrison advised large multi-national corporations such as Bicoastal Corporation, (Formerly Singer Corp.) where he served as Director, and Bicoastal Financial Corporation, serving as President/Director. Mr. Harrison is a graduate of Salem State College with a Bachelor of Arts in Social Welfare.

Significant Employees

None.

Family Relationships

None.

Voting Arrangements

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, none of our executive officers, directors and greater-than-ten percent stockholders except Randall Letcavage complied with Section 16(a) filing requirements.

Committees of the Board of Directors

We do not have a separately designated audit, compensation or nominating committee of our Board and the functions customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. The Company has, however, determined that Bob Kurilko is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules as required by the NASDAQ Stock Market.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because our Board adequately performs the functions of such committee. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because our Board adequately performs the functions of such committee.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the Board’s attention by our sole officer, Randall Letcavage.

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2013. Such actions by the written consent of all directors are, according to Nevada corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held approximately two general meetings during 2013. Each director attended at least 75% of all the meetings of the Board in 2013. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that Randall Letcavage adequately performs such roles. The benefits of Mr. Letcavage’s leadership of the Board stem from his experience in managing small to medium sized businesses and his involvement in the hydroponics industry, which provide a unique understanding of our culture and business. Also, serving as both the Chief Executive Officer and Chairman of the Board ensures that a constant flow of Company-related information is available between the Board and our senior management. This flow of communication enables Mr. Letcavage to identify issues, proposals, strategies and other considerations for future Board discussions and to assume the lead in many of the resulting discussions during Board meetings. Our Board has responsibility for the oversight of risk management. A fundamental part of risk management is not only understanding the risks we face and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for us. The involvement of the Board in setting our business strategy is a key part of its assessment of risk management and the determination of what constitutes our appropriate level of risk. The Board regularly discusses with management our major risk exposures, their potential impact on us and the steps taken to manage these risks. In addition, the Board may retain, on such terms as determined by the Board, in its sole discretion, independent legal, financial and other consultants and advisors to advise and assist the Board in fulfilling its oversight responsibilities.

Code of Ethics

We have not adopted a corporate code of ethics due to limited funds. We expect to adopt a Code of Ethics during this year

Item 11. EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of Premier, for each of Premier’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall Letcavage (1)	2013	240,000	–	–	–	–	66,287	306,281
CEO & CFO	2012	40,000	–	–	–	–	–	40,000
Nancy Nguyen	2013	1,500	–	–	–	–	–	1,500
Former Secretary	2012	74,000	60,000	–	–	–	–	134,000
Kevin Donovan	2013	–	–	–	–	–	–	–
Former CEO	2012	82,500	60,000	–	–	–	–	142,500

1.	During the year ended December 31, 2013, Mr. Letcavage (directly or through related entities) was paid $240,000 as compensation for his role as our CEO and CFO, and $37,500 for consulting, for a total of $277,500, and $661,319 for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president), which was not reported as income.
2.	During the year ended December 31, 2013, the Company has paid $66,287 to iCapital Advisory for consulting services, a related party entity which Mr. Letcavage is the president of the Company.

There are no outstanding equity awards or options to officers issued or outstanding.

Employment Contracts

The Company has not entered into any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Grisham Bobby	75,000	75,000	–	0.40	6/30/15	–	–	–	–
Consultant
Lynch Thomas	75,000	75,000	–	0.25	6/30/15	–	–	–	–
Consultant
Clark Woodrow	75,000	75,000	–	0.25	6/30/15	–	–	–	–
Director
Clark Woodrow	100,000	100,000	–	0.10	4/30/15	–	–	–	–
Director
Lane Harrison	100,000	100,000	–	0.10	4/30/15	–	–	–	–
Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2013.

DIRECTOR COMPENSATION

Name & Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woodrow Clark, PhD	-	-	10,285	-	-	-	10,285
Lane Harrison	-	-	10,285	-	-	-	10,285

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of April 11, 2014: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 11, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 148,697,016 shares of our common stock outstanding on April 11, 2014.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)	Notes
Randall Letcavage	6,967,270	4.7%	(1)
Woodrow Clark	175,000	*
Lane Harrison	175,000	*
All directors and named executive officers as a group (3 individuals)	7,317,270	4.7%

5% or More Shareholders
WePower Energy Corp.	8,295,454	5.6%

_______________

(1) Includes 1,902,451 shares held by Randall Letcavage personally, 2,810,719 shares controlled by him through his ownership interest in Green Central Holdings, Inc., and 2,254,100 shares controlled by him through his ownership interest in iCapital Advisory LLC.

Premier is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of Premier, other than as set forth above.

Changes in Control Arrangements

None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

During the year ended December 31, 2013, Mr. Letcavage (directly or through related entities) was paid $300,500 as compensation for his role as our CEO and CFO, and $37,500 for consulting, for a total of $338,000.

Reimbursements paid to Mr. Letcavage for out-of-pocket expenses included $93,306 for documented office expenses, and $661,319 for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president), for a total of $754,625.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

Effective April 9, 2013, the Board of Directors of the Company dismissed M&K CPAS, PLLC as its independent registered accounting firm and engaged Anton & Chia LLP (“A&C”) to serve as its independent registered accounting firm. There were no disagreements with M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during this time that, if not resolved to the satisfaction of M&K CPAS, PLLC, would have caused M&K CPAS, PLLC to make a reference to the subject matter of any such disagreement in connection with its report on Premier Holding Corporation’s consolidated financial statements

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2013 and December 31, 2012 for professional services rendered by Anton & Chia LLP (“A&C”) and M&K CPAS, PLLC, respectively for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fees	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees and Audit Related Fees	$27,100	$14,250
Tax Fees	–	–
All Other Fees	–	–
Total	$27,100	$14,250

In the above table, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual consolidated financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our Company’s consolidated financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Item 15. EXHIBITS

No.	Description	Incorporation By Reference
3.1	Articles of Incorporation, as amended	Filed on June 21, 2010 and incorporated herein by reference.
3.2	Bylaws	Filed on June 21, 2010 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2014	Premier Holding Corporation /s/ Randall Letcavage Randall Letcavage Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2014	/s/ Randall Letcavage Randall Letcavage Chairman of the Board of Directors
Date: April 15, 2014	/s/ Woodrow Clark Woodrow Clark Director
Date: April 15, 2014	/s/ Lane Harrison Lane Harrison Director

