Form 10-Q
period 2014-06-30
PREMIER HOLDING CORP.
filed 2014-08-14
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock of the registrant outstanding as of August 12, 2014 was 154,773,696.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2014	2013
	(unaudited)	(audited)
Current Assets
Cash	$642,399	$781,569
Accounts receivable	577,973	438,976
Prepaid expenses	12,524	13,134
Total Current Assets	1,232,895	1,233,679
Other Assets
Notes receivable	–	869,000
Equipment, net	28,060	19,350
Goodwill	4,555,750	4,555,750
Intangible assets, net	167,059	201,366
Total Assets	$5,983,764	$6,879,145

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$358,933	$432,748
Related party payable	206,133	86,138
Notes payable	20,000	32,000
Total Current Liabilities	585,066	550,886
Total Liabilities	585,066	550,886

Commitments and Contingencies
Lawsuit liability	98,000	–

Stockholders’ Equity:
Preferred Stock, 50,000,000 shares authorized, par value $.0001, Series A Non-Voting Convertible Preferred, 7,000,000 shares authorized, par value $.0001, 200,000 shares and 0 shares issued or outstanding as of June 30, 2014, and December 31, 2013, respectively	20	–
Common Stock, 450,000,000 shares authorized, par value $.0001, 153,924,937 and 151,003,328 shares issued and outstanding as of June 30, 2014, and December 31, 2013, respectively	15,394	15,101
Common stock to be issued	620,050	–
Treasury stock	(869,000)	–
Additional paid in capital	20,874,278	19,639,399
Accumulated deficit	(15,075,245)	(13,146,885)
Total Premier Holding Corporation’s stockholders’ equity	5,565,497	6,507,615
Non-controlling interest	(264,798)	(179,356)
Total Stockholders’ Equity	5,300,699	6,328,259
Total Liabilities and Stockholders’ Equity	$5,983,764	$6,879,145

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue
TPC Commission Revenue	$778,780	$656,770	$1,372,617	$786,006
Lighting Product Selling Revenue	–	–	59,420	–
Total Revenue	778,780	656,770	1,432,037	786,006

Cost of Sales	22,710	–	69,389	1,491

Gross Profit	756,070	656,770	1,362,648	784,515

Operating expenses:
Selling, general and administrative	1,625,340	978,055	3,232,142	1,608,247
Amortization expense	17,154	17,154	34,308	34,308
Total operating expenses	1,642,494	995,208	3,266,450	1,642,554
Loss from operations	(886,424)	(338,438)	(1,903,802)	(858,040)

Other income (expenses):
Loss on settlement of lawsuit	(110,000)	–	(110,000)	–
Total non-operating expenses	(110,000)	–	(110,000)	–

Loss from operations before income taxes, non-controlling interest, and discontinued operations	(996,424)	(338,438)	(2,013,802)	(858,040)

Income taxes	–	–	–	–

Loss before non-controlling interest and discontinued operations	(996,424)	(338,438)	(2,013,802)	(858,040)

Net Income (Loss) attributable to non-controlling interest	40,376	45,632	85,442	(46,242)

Income/ Loss from discontinued operations	–	–	–	985,138

Net income (Loss) attributable to Premier Holding Corporation	$(956,048)	$(292,806)	$(1,928,360)	$80,856

Net loss from continuing operations	(956,048)	(384,070)	(1,928,360)	(811,798)

Net income (Loss) per common share — basic and diluted	(0.01)	(0.00)	(0.01)	(0.01)

Net income (Loss) attributable to Premier Holding Corporation per share - basic and diluted	(0.01)	(0.00)	(0.01)	0.00

Net income from discontinued operations	–	–	–	985,138

Net income (Loss) per common share from discontinued operations — basic and diluted	–	–	–	–

Weighted average common shares – basic and diluted	150,705,894	106,782,073	141,469,265	89,354,562

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	June, 30
	2014	2013
Operating Activities:
Net loss attributable to Premier Holding Corporation	$(1,928,360)	$80,856
Gain on disposal of subsidiary, net	–	(985,138)
Net loss attributable to continuing operations:	(1,928,360)	(904,282)
Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	521,718	27,644
Cancellation of stock issuance for services	(480,000)	–
Amortization and depreciation expense	32,119	34,308
Loss attributable to non-controlling interest of consolidated subsidiary	(85,442)	46,242
Change in operating assets and liabilities:
Accounts receivable	(138,997)	(200,409)
Prepaid expenses	610	7,943
Accounts payable and accrued liabilities	24,185	26,701
Other assets	–	(335,049)
Net cash used in operating activities	(2,066,168)	(1,296,902)

Investing activities:
Purchase of Equipment	(6,522)	–
Net cash used in investing activities	(6,522)	–

Financing activities:
Advance from related party payable	119,995	4,255
Proceeds from issuance of common stock warrants	–	1,350,668
Proceeds from issuance of common stock	993,474	–
Proceeds from issuance of Preferred stock	200,000	–
Common stock to be issued	620,050	–
Proceeds/payments-notes payable	–	32,000
Net cash provided by financing activities	1,933,519	1,386,923

Net increase (decrease) in cash	(139,170)	90,021

Cash at beginning of period	781,569	44,311

Cash at end of period	$642,399	$134,332

Supplemental Schedule of Non-cash investing and Financing Activities
Common stock issued for acquired assets	–	4,500,000

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Premier Holding Corporation (“Premier”) is in the business of establishing energy services companies. Premier was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, Premier filed a Certificate of Amendment to Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation. These businesses, which were started during 2012, are primarily focused on providing small and large-scale commercial companies with energy solutions to reduce the costs of utilities through consultations as well as product sales and to complete those installations. Additionally providing deregulated power to residential customers in selected states. Premier is organized with a holding company structure such that Premier provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of June 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The unaudited condensed consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for the six months ended June 30, 2014. All significant intercompany transactions have been eliminated in consolidation.

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the U.S. Securities and Exchange Commission on April 15, 2014. The operating results for the interim periods are not necessarily indicative of the financial results for the full year.

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

Revenue Recognition

The Company’s wholly owned subsidiary, Energy Efficiency Experts, Inc., and The Power Company USA, LLC., offer deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605-10-S99, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and/or (4) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. For contracts provide services, the commission revenue is recognized when the contract is signed, and the performance is completed, with an appropriate allowance for estimated cancellation.

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

Gain From Discontinued Operations

Gain from discontinued operations of $985,138 for the six months ended June 30, 2013 consists of the sale of both intangible assets in the form of sales opportunities and leads, and the assumption of liabilities from the discontinued operations to WePower ECO Corp (an unrelated company). The gain was based upon the estimated value of the $5,000,000 note received in the transaction. On March 4, 2014, as part of an overall settlement, certain individuals associated with the transaction returned 5,000,000 common shares of the Company previously issued related to the sale of WePower ECO Corp, and in exchange for the promissory note in the face amount of $5,000,000 (and valued at $869,000 on the Company’s financial statements as of December 31, 2013), WePower ECO Corp had returned an additional 2,500,000 common shares, for a total of 7,500,000 shares returned to the Company.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 have on our consolidated financial statements and related disclosures.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 have on our consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $15,075,245 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

As of June 30, 2014, the remaining balance in Goodwill related to this transaction was $138,000.

The Power Company USA, LLC Share Exchange

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000. The Power Company currently has approximately 60,000 residential and commercial customers.

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2014:

For the six months ended June 30, 2014 and June 30, 2013, the Company’s recorded amortization expense related to the purchased intangibles of $34,307 and $34,308, respectively.

	Balance 12/31/2013	Additions	Amortization	Impairment	Balance 6/30/2014 (Unaudited)

IP/Technology – Patents	$120,092	$–	$(16,758)	$–	$103,334
Non-compete Agreement	65,232	–	(3,800)	–	61,432
Trademarks & Service Marks	16,042	–	(13,749)	–	2,293

	$201,366	$–	$(34,307)	$–	$167,059

NOTE 6 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2014 there were 200,000 shares of Series A Non-Voting Convertible Preferred Stock issued and outstanding.

On March 31, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A”). On April 1, 2014, the Company filed a Certificate of Designation for the Company’s Series A Non-Voting Convertible Preferred Stock in Nevada. The Company is authorized to issue up to 7,000,000 shares. In general, each share of Series A Non-Voting Convertible Preferred Stock has no voting or dividend rights, a Stated Value of $1.00 per share, and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value.

On April 8, 2014, the Company entered into a Subscription Agreement with an investor for the sale of 200,000 shares of the Company’s Series A Non-Voting Convertible Preferred Stock and received $200,000.

Common Stock

During the six months ended June 30, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 11,061,273 shares of its common stock. Additionally, 2,856,688 shares of common stock were issued for services valued at $0.12 to $0.25 per share in total of $435,696, the average value per share was $0.15251788. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

A summary of option activity as of June 30, 2014 and changes during the six months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2014	350,000	$0.250	3.61

Granted	5,200,000	0.0025	2.50
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at June 30, 2014	5,550,000	$0.040	2.56

Options vested and exercisable at June 30, 2014	1,550,000	0.083	2.56

On March 31, 2014, the Board of Directors of the Company approved a new Employment Agreement with the Company’s Chief Executive Officer, Randy Letcavage. The Employment Agreement has an effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options on 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options are vesting at the following rate:

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

Common Stock Warrants

A summary of non-employee warrant activity during the six months ended as of June 30, 2014 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2014	2,143,694	$0.175	1.85

Granted	–	–	–
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at June 30, 2014	2,143,694	$0.175	1.65

Warrants vested and exercisable at June 30, 2014	2,143,694	$0.175	1.65

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

On March 4, 2014, as part of an overall settlement, certain individuals associated with the transaction returned 5,000,000 common shares of the Company previously issued related to the sale of WePower Eco Corp, and in exchange for the promissory note in the face amount of $5,000,000 (and valued at 869,000 on the Company’s financial statements as of December 31, 2013), WePower Eco Corp. had returned an additional 2,500,000 common shares, for a total of 7,500,000 shares returned to the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2014 and June 30, 2013, Mr. Letcavage (directly or through related entities) was paid $60,000 and $60,000 respectively as compensation for his role as our CEO and CFO, and $44,800 and $13,169 respectively for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president and shareholder), which were not reported as income, and $136,353 and $60,000 respectively for consulting services were paid to iCapital Advisory. From December 31, 2013 to June 30, 2014 the accrued amounts payable related to these expenses increased by from $86,138 to $206,133.

Name of related parties	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of Premier Holding Corporation
Nexalin Technology	Company owned by the CEO of Premier Holding Corporation
Jamp Promotion	Company owned by Patrick Farah, the managing director of The Power Company
Sebo Service	Company owned by Shadie Kalkas, the managing director of The Power Company

	December 31, 2013	June 30, 2014
iCapital Advisory-Consulting services	18,039	26,207
Nexalin Technology-Contract labor	27,794	27,794
Commission to Jamp Promotion	40,305	116,111
Commission to Sebo Service	41,021	36,021
	127,159	206,133

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810-10-50-5(a), these two companies are not considered VIEs. The Company is not the primary beneficiary, whether those two companies have any income (losses) as of June 30, 2014, it would not be absorbed by Premier Holding Corporation.

NOTE 9 – LITIGATION

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts. As of June 30, 2014, the Company has paid three payments total of $12,000, which $98,000 remaining balance reflected on the balance sheet at June 30, 2014.

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

In the first quarter of 2013, Premier acquired an 80% stake in The Power Company, a deregulated power broker in Illinois.  By the end of that quarter, The Power Company had over 12,000 clients, and has been adding between 1,000 and 3,000 clients per month (closing fourth quarter 2013 with approximately 60,000 contracts) and expects to continue to do so for the foreseeable future.  Over 1,500 of these clients have large commercial/industrial facilities such as warehouses and distribution centers, which are candidates for E3.

The Power Company's business model is to acquire commercial and residential clients who benefit from the law passed allowing for competition in the energy markets, known as the deregulation of energy. In many cases TPC saves its clients 10-30% on their energy bills by simply switching suppliers, all while the enrollee remains a client of their local utility (local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their client's business. Currently, TPC has access to over 30 different suppliers and most of the agreements in place allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC is garnering its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents, and call centers. TPC recently launched its online client portal dubbed NEST (National Energy Service Transactor). This sophisticated portal enables rapid, efficient and secure sales transactions of deregulated power. NEST is designed to enable sales agents whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of NEST allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power.

Premier strives to serve its’ customers with diverse products and solutions to meet their energy needs. In executing this strategy, Premier leverages its core strengths of maintaining and growing strong and diverse supply relationships with retail and wholesale customers, and integrating its’ expertise in managing physical and financial risks.

First and Second Quarter 2014 Activities

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

Premier completed strategic alliances with Norcal Reps, a national sales rep organization and Western Glass, allowing the opportunity to provide efficiency technology to its 8,000 customers and introducing E3 to these customers. In addition, Premier has acquired the resources of AEON Green Energy Solutions by means of an exclusive employment agreement with its founder, Lenard Tercenio, including its strategic alliances, sales agents, manufacturer, finance and auditor relationships, as well as its client base and pipeline estimated to be worth $2,000,000 in sales.

E3 is finding success in recruiting LED resellers whose clients have declined an LED sale (mostly on a performance, price, or personal preference basis) and going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes auto dealerships, warehouses, and parking structures, etc.

The energy services business has contributed very small amounts of revenues to our overall financial performance as of the quarter ended June 30, 2014, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

–	Expanding activities in deregulated energy markets through strategic partners. Premier through TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.

–	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business. As TPC continues to build its commercial and business customer base, it informs these customers that in addition to the financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting, and other building envelope technologies.

–	Focusing on building channel sales partners for E3. Premier has established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. Premier intends to continue to build and develop these channel partnerships both domestically and internationally.

–	Plan to become a power provider/supplier. By adding a third subsidiary, a power provider, the company can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.

–	One-Stop shop for “everything energy.” Premier believes that it can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.

–	Provide funding sources to enable our clients to adopt new technology. Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. In addition the company has resources to maximize tax credits and incentives for Premier’s clients.

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

Results of Operations

The unaudited condensed consolidated financial information with respect to the six months ended June 30, 2014 and 2013 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three months ended June 30, 2014 and 2013

For the three months ended June 30, 2014 and 2013 sales of products totaled $778,780 and $656,770, respectively. During the three months ended June 30, 2014 and 2013, cost of sales totaled $22,710 and $0, respectively.

During the three months ended June 30, 2014 and 2013, selling, general and administrative expenses were $1,625,340 and $978,055, respectively. The increase in selling, general and administrative expenses in the three months ended June 30, 2014 as compared to the same period in 2013 can be attributed increase operational expense related to the acquisition of The Power Company USA, LLC, and increased stock compensation expense.

For the three months ended June 30, 2014 the net loss was $996,424 before non-controlling interest and discontinued operations. For the same period in 2013 there was a comparative loss of $338,439. During the 3 months ended June 30, 2014 there was a gain of $40,376 attributed to non-controlling, resulting in a net loss of $956,048. During the 3 months ended June 30, 2013 there was a gain of $45,632 attributed to non-controlling, resulting in a net loss of $292,807.

Six months ended June 30, 2014 and 2013

For the six months ended June 30, 2014 and 2013 sales of products totaled $1,362,617 and $786,006, respectively. For the six months ended June 30, 2014 and 2013 sales of lighting product totaled $59,420 and $0, respectively. During the six months ended June 30, 2014 and 2013, cost of sales totaled $69,389 and $1,491, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

During the six months ended June 30, 2014 and 2013, selling, general and administrative expenses were $3,232,142 and $1,608,247, respectively. The increase in selling, general and administrative expenses in the six months ended June 30, 2014 as compared to the same period in 2013 can be attributed increase operational expense related to the acquisition of The Power Company USA, LLC, and increased stock compensation expense.

For the six months ended June 30, 2014 the net loss was $2,013,802 before non-controlling interest and discontinued operations. For the same period in 2013 there was a comparative loss of $858,040. During the 3 months ended June 30, 2014 there was a gain of $85,442 attributed to non-controlling interest, resulting in a net loss of $1,928,360. During the 3 months ended June 30, 2013, there was a gain of 985,138 related to discontinued operations and a loss of $46,242 attributed to non-controlling interest, as a result there was net income of $80,856.

Liquidity and Capital Resources

During Premier’s most recent quarter ended June 30, 2014, cash flows from operations were not sufficient to meet operating commitments. Cash flows from operations continue to be, and are expected to continue to be, insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

As of June 30, 2014 working capital was $647,830 and cash was $642,399 while at December 31, 2013 working capital was $682,793 and cash was $781,569. Additional working capital might be required as the Company’s subsidiaries continue their growth.

Cash Flow.  Net cash used in or provided by operating, investing and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

	Six months Ended June 30,
	2014	2013

Net cash (used) in operating activities	$(2,066,168)	(1,296,902)
Net cash (used) in investing activities	$(6,522)	–
Net cash provided by financing activities	$1,933,519	1,386,923

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

CHANGES IN INTERNAL CONTROLS

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the six months ended June 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Subsequent to the period ended June 30, 2014 the Company has retained an outside firm who specializes in assisting smaller publicly traded companies with their reporting requirements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Premier is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Premier has been threatened, except as noted below.

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts, which is reflected on the balance sheet at June 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2013 and June 30, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 7,904,101 shares of its common stock, the sales closed and cash of $764,534 was received. Additionally, 100,000 shares of common stock were issued for services. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

On April 8, 2014, the Company entered into a Subscription Agreement with an accredited investor for the sale of 200,000 shares of the Company’s Series A Non-Voting Convertible Preferred Stock and received $200,000. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3	Articles of Incorporation.
3.1	Articles of Incorporation for Mr. Nevada, Inc. filed October 18, 1971; Certificate of Amendment – Name Change to OVM International Holding Corporation. Incorporated herein by reference from the Registration Statement on Form 10-12G/A filed September 9, 2010 - SEC Accession Number 0001086715-10-000096.
3.2	Bylaws. Incorporated herein by reference from the Registration Statement on Form 10-12G/A filed September 9, 2010 - SEC Accession Number 0001086715-10-000096.
3.3	Certificate of Amendment – Increase in authorized shares. incorporated herein by reference from the Form 8-K filed June 10, 2012 - SEC Accession Number 0001019687-13-002284.
4	Instruments defining the rights of security holders, including indentures.
4.1	Form of Common Stock Certificate. Incorporated herein by reference from the Form 8-A12B filed January 8, 1998 - SEC Accession Number 00001042910-98-000015.
4.2	Certificate of Designation for the Series A Non-Voting Convertible Preferred Stock. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number 0001019687-14-001477.
10	Material Contracts.
10.1	Asset Purchase Agreement dated December 29, 2011 with WePower, LLC. Incorporated herein by reference from the Form 8-K filed January 3, 2012 - SEC Accession Number 0001471242-12-000010.
10.2	Asset Purchase Agreement dated December 29, 2011 with Green Central Holdings Inc. Incorporated herein by reference from the Form 8-K filed January 3, 2012 - SEC Accession Number 0001471242-12-000010.
10.3	Asset Purchase Agreement dated July 25, 2012 between Premier Holding Corp. and Active ES Lighting Controls, Inc. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number ooo1471242-12-001028.
10.4	Intellectual Property Assignment Agreement dated July 25, 2012 between Premier Holding Corp. and Active ES Lighting Controls, Inc. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number 0001471242-12-001028.
10.5	Domain Names and Email Account Assignment dated July 25, 2012 between Premier Holding Corp. and Active ES Lighting Controls, Inc. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number 0001471242-12-001028.
10.6	Consulting Agreement dated July 25, 2012 between Larry Young and WePower Ecolutions, Inc. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number ooo1471242-12-0001028.
10.7	Promissory Note dated January 7, 2013 from WePower Eco Corp. to WePower Ecolutions, Inc. Incorporated herein by reference from the Form 8-K filed January 7, 2013 - SEC Accession Number 0001019687-13-000116.
10.8	Mutual General Release. Incorporated herein by reference from the Form 8-K filed January 7, 2013 - SEC Accession Number 0001019687-13-000116.
10.9	Asset Purchase Agreement dated January 7, 2013 between WePower Eco Corp. and WePower Ecolutions, Inc. Incorporated herein by reference from the Form 8-K filed January 7, 2013 - SEC Accession Number 0001019687-13-000116.
10.1	Purchase Agreement dated February 28, 2013 with Selling Members of The Power Company USA, LLC. Incorporated herein by reference from the Form 8-K filed March 6, 2013 - SEC Accession Number 0001019687-13-000712.
10.11	Employment Agreement with Randy Letcavage. Incorporated herein by reference from the Form 8-K filed April 18, 2014 - SEC Accession Number 0001019687-14-001477.
10.12	Compromise Agreement and Mutual Release. – filed herewith.
14	Code of Ethics
14.1	Code of Ethics of Premier Holding Corp. dated May 19, 2010. Incorporated herein by reference from the Form 8-K filed August 10, 2010 - SEC Accession Number 0001086715-10-000077.
21	Subsidiaries of the registrant. – filed herewith.
31	Certifications under Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Rule 13a-14(a)/15d-14(a) certification of Certificate of Principal Executive Officer and Principal Financial Officer. – filed herewith.
32	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. – filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premier Holding Corporation

August 14, 2014	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

