Form 10-Q
period 2014-09-30
PREMIER HOLDING CORP.
filed 2014-11-14
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of Common Stock of the registrant outstanding as of November 13, 2014 was 172,961,871.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current Assets
Cash	$578,039	$781,569
Accounts receivable	513,665	438,976
Prepaid expenses	12,524	13,134
Total Current Assets	1,104,228	1,233,679
Other Assets
Notes receivable	–	869,000
Equipment, Net	23,545	19,350
Goodwill	4,555,750	4,555,750
Intangible assets, net	149,905	201,366
Total Assets	$5,833,428	$6,879,145

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$352,624	$432,748
Related party payable	149,620	86,138
Convertible note, net	386,000	–
Notes payable	20,000	32,000
Total Current Liabilities	908,245	550,886

Commitments and Contingencies
Lawsuit liability	86,000	–

Stockholders’ Equity:
Preferred Stock, 50,000,000 shares authorized, par value $.0001, 200,000, and null share issued or outstanding, respectively	20	–
Common Stock, 450,000,000 shares authorized, par value $.0001, 157,319,610 and 151,003,328 shares issued and outstanding, respectively	15,732	15,101
Common stock to be issued	256,958	–
Treasury stock	(869,000)	–
Additional paid in capital	21,346,247	19,639,399
Accumulated deficit	(15,633,976)	(13,146,885)
Total Premier Holding Corporation stockholders’ equity	5,115,981	6,507,615
Non-controlling interest	(276,797)	(179,356)
Total Stockholders’ Equity	4,839,184	6,328,259
Total Liabilities and Stockholders’ Equity	$5,833,428	$6,879,145

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue
TPC Commission Revenue	$851,172	$651,740	$2,223,789	$1,437,746
Lighting Product Selling Revenue	–	–	59,420	–
Total Revenue	851,172	651,740	2,283,209	1,437,746

Cost of Sales	–	32,295	69,389	33,786

Gross Profit	851,172	619,445	2,213,820	1,403,960

Operating expenses:
Selling, general and administrative	1,414,701	3,291,797	4,681,150	4,934,351
Total operating expenses	1,414,701	3,291,796	4,681,150	4,934,351
Loss from operations	(563,529)	(2,672,351)	(2,467,330)	(3,530,391)

Other income (expenses):
Interest expense	(7,202)	–	(7,202)	–
Loss on settlement of lawsuit	–	–	(110,000)	–
Total non-operating expenses	(7,202)	–	(117,202)	–

Loss from operations before income taxes, non-controlling interest, and discontinued operations	(570,731)	(2,672,351)	(2,584,533)	(3,530,391)

Income taxes	–	–	–	–

Loss before non-controlling interest and discontinued operations	(570,731)	(2,672,351)	(2,584,533)	(3,530,391)

Net Loss attributable to non-controlling interest	11,999	169,253	97,441	123,011

Income/ Loss from discontinued operations	–	–	–	985,138

Net loss attributable to Premier Holding Corporation	$(558,732)	$(2,503,097)	$(2,487,091)	$(2,422,241)

Net loss from continuing operations	(558,732)	(2,503,097)	(2,487,091)	(3,407,379)

Net income (Loss) per common share — basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Net income (Loss) attributable to Premier Holding Corporation per share - basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Net income from discontinued operations	–	–	–	985,138

Net income (Loss) per common share from discontinued operations — basic and diluted	–	–	–	0.01

Weighted average common shares – basic and diluted	156,139,108	122,502,376	146,423,036	103,449,884

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30
	2014	2013
Operating Activities:
Net loss attributable to Premier Holding Corporation	$(2,487,091)	$(2,422,241)
Gain on disposal of subsidiary, net	–	(985,138)
Net loss attributable to continuing operations:	(2,487,091)	(3,407,379)
Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	722,976	1,168,548
Cancellation of stock issuance for services	(480,000)	–
Extinguishment of debt	(24,000)	–
Amortization and depreciation expense	53,788	52,126
Loss attributable to non-controlling interest of consolidated subsidiary	(97,441)	(123,011)
Revenue reserve	52,697	–
Change in operating assets and liabilities:
Accounts receivable	(127,386)	(290,691)
Prepaid expenses	610	7,463
Accounts payable and accrued liabilities	17,877	40,000
Other assets	–	453,665
Net cash used in operating activities	(2,367,970)	(2,099,279)

Investing activities:
Purchase of Equipment	(6,522)	(19,935)
Net cash used in investing activities	(6,522)	(19,935)

Financing activities:
Advance from related party payable	63,482	–
Proceeds from issuance of common stock warrants	–	2,435,120
Proceeds from issuance of common stock	1,066,973	–
Proceeds from convertible note	386,000
Proceeds from issuance of Preferred stock	200,000	–
Common stock to be issued	454,507	–
Payments-notes payable	–	(10,000)
Net cash provided by financing activities	2,170,962	2,425,120

Net increase (decrease) in cash	(203,530)	305,907

Cash at beginning of period	781,569	44,311

Cash at end of period	$578,039	$350,218

Supplemental Schedule of Non-cash investing and Financing Activities
Common stock issued for acquired assets	–	4,500,000

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

Premier’s wholly owned subsidiary Energy Efficiency Experts (“E3”) is a U.S. energy service company based in the Chicago area of Illinois offering energy efficiency products and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio, and energy reduction technologies in smart lighting controls, LED lighting, energy and power control management systems, and other clean technologies specific to its market.

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

On September 9, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements as of September 30, 2014 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

The unaudited condensed consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for the nine months ended September 30, 2014. All significant intercompany transactions have been eliminated in consolidation.

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $15,633,976 since inception. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

As of September 30, 2014, the remaining balance in Goodwill related to this transaction was $138,000.

The Power Company USA, LLC Share Exchange

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000.

NOTE 5 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2014:

	Balance 12/31/2013	Additions	Amortization	Impairment	Balance 9/30/2014 (Unaudited)
IP/Technology – Patents	$120,092	–	$(25,136)	–	$94,956
Non-compete Agreement	65,232	–	(5,700)	–	59,532
Trademarks & Service Marks	16,042	–	(20,625)	–	(4,583)
Total	$201,366	–	$(51,461)	–	$149,905

For the nine months ended September 30, 2014 and September 30, 2013, the Company’s recorded amortization expense related to the purchased intangibles of $51,461 and $52,126, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Between July 15 and September 30, 2014, the Company entered into convertible notes with external parties for use as operating capital. The convertible notes payable agreements require the Company to repay the principal, together with 10-18% annual interest by the agreements’ expiration dates ranging between July 15 and September 30, 2019. The notes are secured and mature five years from the issuance date. Five years from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of closing market price on the last day of the month upon which the maturity date falls. During the nine months ended September 30, 2014, the Company recorded an interest expense of $7,202.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after five years due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2014 there were 200,000 Preferred shares issued and outstanding.

On March 31, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A”). As of September 30, 2014, the Company filed a Certificate of Designation for the Company’s Series A in Nevada. No shares of Series A have been issued, but the Company is authorized to issue up to 7,000,000 shares. In general, each share of Series A Non-Voting Convertible Preferred Stock has no voting or dividend rights, a Stated Value of $1.00 per share, and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value.

On April 8, 2014, the Company entered into preferred stock purchase agreements with an investor for the sale of 200,000 shares of its preferred stock at $1 per share in total of $200,000.

Common Stock

During the nine months ended September 30, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 14,292,700 shares of its common stock. Additionally, 2,523,582 shares of common stock were issued for services valued at $0.12 to $0.25 per share in total of $360,418, the average value per share was $0.14. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

A summary of option activity as of September 30, 2014 and changes during the nine months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	350,000	$0.25	3.61
Granted	5,200,000	$0.0025	2.50
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at September 30, 2014	5,550,000	$0.040	2.31
Options vested and exercisable at September 30, 2014	5,550,000	$0.083	2.31

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

In addition the Corporation agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. As of September 30, 2014, $339,057 has been recorded as his stock based compensation.

Common Stock Warrants

A summary of non-employee warrant activity during the nine months ended as of September 30, 2014 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)
Outstanding at January 1, 2014	2,143,694	$0.175	1.85
Granted	–	–	–
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at September 30, 2014	2,143,694	$0.175	1.40
Warrants vested and exercisable at September 30, 2014	2,143,694	$0.175	1.40

NOTE 8 – DISCONTINUED OPERATIONS

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2014 and September 30, 2013, Mr. Letcavage (directly or through related entities) was paid $60,000 and $60,000 respectively as compensation for his role as our CEO and CFO, and $44,800 and $13,169 respectively for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president and shareholder), which were not reported as income, and $136,353 and $60,000 respectively for consulting services were paid to iCapital Advisory. From December 31, 2013 to September 30, 2014 the accrued amounts payable related to these expenses increased by from $86,138 to $206,133.

Name of related parties	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of Premier Holding Corporation
Nexalin Technology	Company owned by the CEO of Premier Holding Corporation
Jamp Promotion	Company owned by Patrick Farah, the managing director of The Power Company
Sebo Service	Company owned by Shadie Kalkas, the managing director of The Power Company

	December 31, 2013	September 30, 2014
iCapital Advisory-Consulting services	$18,039	$29,293
Nexalin Technology-Contract labor	27,794	0
Commission to Jamp Promotion	40,305	84,306
Commission to Sebo Service	41,021	36,021
	127,159	149,620

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810-10-50-5(a), these two companies are not considered VIEs. The Company is not the primary beneficiary, whether those two companies have any income (losses) as of September 30, 2014, it would not be absorbed by Premier Holding Corporation.

NOTE 10 – LITIGATION

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts. As of September 30, 2014, the Company has paid six payments total of $24,000, which $86,000 remaining balance reflected on the balance sheet at September 30, 2014.

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

NOTE 11 – SUBSEQUENT EVENT

On October 22, 2014, the Company acquired 85% of Lexington Power & Light, LLC (“LP&L”) for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date of October 22, 2014. Premier has a contingent-funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Moreover, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1⁄2 in cash and 1⁄2 in common stock. At Closing, the former owners of LP&L exercised their right to nominate one board member to Premier’s board of directors.

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

In the first quarter of 2013, Premier acquired an 80% stake in The Power Company, a deregulated power broker in Illinois.  By the end of that quarter, The Power Company had over 12,000 clients, and has been adding between 1,000 and 3,000 clients per month and expects to continue to do so for the foreseeable future.  Over 1,500 of these clients have large commercial/industrial facilities such as warehouses and distribution centers, which are candidates for E3.

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

The energy services business has contributed very small amount of revenues to our overall financial performance as of the quarter ended September 30, 2014, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

–	Expanding activities in deregulated energy markets through strategic partners. Premier through TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.

–	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business. As TPC continues to build its commercial and business customer base, it informs these customers that in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting, and other building envelope technologies.

–	Focusing on building channel sales partners for E3. Premier has established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. Premier intends to continue to build and develop these channel partnerships both domestically and internationally.

–	Achieved plan to become a power provider/supplier. By adding a third subsidiary, a power provider, the company can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.

–	One-Stop shop for “everything energy.” Premier believes that it can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.

–	Provide funding sources to enable our clients to adopt new technology. Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. In addition the company has resources to maximize tax credits and incentives for Premier’s clients.

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

Results of Operations

The unaudited condensed consolidated financial information with respect to the nine months ended September 30, 2014 and 2013 that is discussed below is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal year.

Three months ended September 30, 2014 and 2013

For the three months ended September 30, 2014 and 2013 sales of products totaled $851,172 and $651,740, respectively. During the three months ended September 30, 2014 and 2013, cost of sales totaled $0 and $69,389, respectively.

During the three months ended September 30, 2014 and 2013, selling, general and administrative expenses were $1,414,701 and $3,291,797, respectively. The decrease in selling, general and administrative expenses in the three months ended September 30, 2014 as compared to the same period in 2013 can be attributed to large volume of stock issued for compensation in 2013.

For the three months ended September 30, 2014 the net loss was $570,731 before non-controlling interest and discontinued operations. For the same period in 2013 there was a comparative loss of $2,672,351. During the 3 months ended September 30, 2014 there was a gain of $11,999 attributed to non-controlling interest, resulting in a net loss of $558,732. During the 3 months ended September 30, 2013 there was a gain of $169,253 attributed to non-controlling, resulting in a net loss of $2,503,097.

Nine months ended September 30, 2014 and 2013

For the nine months ended September 30, 2014 and 2013 sales of products totaled $2,223,789 and $1,437,746, respectively. For the nine months ended September 30, 2014 and 2013 sales of lighting product totaled $59,420 and $0, respectively. During the nine months ended September 30, 2014 and 2013, cost of sales totaled $69,389 and $33,786, respectively. The increase in sales is primarily due to the acquisition of The Power Company USA, LLC.

During the nine months ended September 30, 2014 and 2013, selling, general and administrative expenses were $4,681,150 and $4,934,351, respectively. The decrease in selling, general and administrative expenses in the nine months ended September 30, 2014 as compared to the same period in 2013 can be attributed to large volume of stock issued for compensation in 2013..

For the nine months ended September 30, 2014 the net loss was $2,584,533 before non-controlling interest and discontinued operations. For the same period in 2013 there was a comparative loss of $3,530,391. During the nine months ended September 30, 2014 there was a gain of $97,441 attributed to non-controlling interest, resulting in a net loss of $2,487,091. During the nine months ended September 30, 2013, there was a gain of $985,138 related to discontinued operations and $123,011 attributed to non-controlling interest, as a result there was net loss of $2,422,241.

Liquidity and Capital Resources

During Premier’s most recent quarter ended September 30, 2014, cash flows from operations were not sufficient to meet operating commitments. Cash flows from operations continue to be, and are expected to continue to be, insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2014.

As of September 30, 2014 working capital was $195,983 and cash was $578,039 while at December 31, 2013 working capital was $682,793 and cash was $781,569. Additional working capital might be required as the Company’s subsidiaries continue their growth.

Cash Flow.  Net cash used in or provided by operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended
	September 30,
	2014	2013
Net cash (used) in operating activities	$(2,367,970)	$(2,099,279)
Net cash (used) in investing activities	$(6,522)	$(19,935)
Net cash provided by financing activities	$2,170,962	$2,425,120

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

CHANGES IN INTERNAL CONTROLS

Management, with the participation the Chief Executive Officer and Chief Financial Officer performed an evaluation as to whether any change in internal controls over financial reporting occurred during the nine months ended September 30, 2014. Based on that evaluation, the Company's Principal Executive Officer and Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the Quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Subsequent to the period ended September 30, 2014 the Company has retained an outside firm who specializes in assisting smaller publicly traded companies with their reporting requirements.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Premier is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Premier has been threatened, except as noted below.

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts, which is reflected on the balance sheet at September 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2014 and September 30, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 599,465 shares of its common stock, the sales closed and cash of $73,500 was received. Additionally, 197,500 shares of common stock were issued for services. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

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

Premier Holding Corporation

November 14, 2014	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

