Form 10-K
period 2014-12-31
PREMIER HOLDING CORP.
filed 2015-04-15
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-53824

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1382 Valencia Avenue, Unit F	92780
Tustin, California	( Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.5 million based upon the last sales price of the common stock as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March xx, 2015, there are 181,567,085 shares of common stock outstanding.

i

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

In 2012, Premier acquired a unique technology for energy efficient lighting, the E-Series controller, developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where other existing options for efficiency are few, expensive, and untested. Premier made available this technology to its subsidiary Ecolutions. Thereafter, Ecolutions changed its name to Energy Efficient Experts (E 3). In the fourth quarter, Premier redesigned and reengineered its products for mass production and expanding the product line. This redesign means that the product can go from custom made to mass production and rapid installation. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy, LLC, a California LLC, who has strong relationships with Municipalities, Ports, and real estate investment trusts in the Southern California market and beyond. Premier also formalized its relationship with Orion Energy of Southern California, giving Premier access to a large product offering in lighting and energy controls.

On February 28, 2013, Premier acquired an 80% ownership interest in “The Power Company USA, LLC” (“TPC”), a deregulated power broker in Illinois.  On the date of acquisition, TPC had tremendous number of clients.  A portion of these clients have large commercial/industrial facilities such as warehouses and distribution center.

Lexington Power & Light, LLC (“LP&L” or “the Company”) was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement.

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member.

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

Marketing

Premier’s sales and marketing strategy captures the unique opportunity of being in two closely related, but separate industries. Through The Power Company, the company will reach approximately 50,000 consumers a year for deregulated power. A portion of these (the commercial/industrial customers) will also be candidates for the Efficiency industry. The Power Company, as it becomes integrated with E 3 , will help E3 gain the ability to cross market its product line to their already existing client base of thousands of new commercial/industrial prospects.  This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of their consumption of energy.

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

Throughout the industry the evaluation, proposal, sales, and implementation process for energy efficiency and renewable energy projects can typically take from 12 to 24 months or longer, due to the prescriptive nature of a consultative sale. Sales to state and federal governmental and housing authority customers tend to require the longest lead time. E 3 identifies direct-sales opportunities through the pre-existing relationships of its team, as well as referrals, requests for proposals, conferences, web searches, telemarketing and additional product/service sales to existing customers.

E 3 also supports its network of resellers with a wide range of energy efficiency products through its alliance with suppliers, as well as its growing list of proprietary products. E 3 not only provides products at a very competitive rate, but supports its resellers through training, marketing material, team sales visits, and a sales support infrastructure that can reduce the typical sales cycle time.

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

Employees

As of December 31, 2014, Premier’s senior management consisted of three independent contractors along with additional contracted support staff and independent resellers and consultants. Premier expects to hire additional personnel as its business expands.

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

The report of Premier’s independent accountants on its December 31, 2014 financial statements included an explanatory paragraph indicating that there is substantial doubt about Premier’s ability to continue as a going concern due to recurring losses and working capital shortages. Premier’s ability to continue as a going concern will be determined by its ability to obtain funding and develop a profitable operation. Premier’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Quarter Ending	High	Low
12/31/14	$0.10	$0.07
9/30/14	$0.11	$0.07
6/30/14	$0.18	$0.10
3/31/14	$0.19	$0.14

12/31/13	$0.24	$0.16
9/30/13	$0.25	$0.09
6/30/13	$0.12	$0.06
3/31/13	$0.25	$0.09

On April 13, 2015, the closing sales price of our common stock as reported on the OTCQB was $0.06 per share.  As of December 31, 2014, there were 181,567,085 shares of common stock issued and outstanding which are held by approximately 1,271 holders of record.

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

Sales of Unregistered Securities

From October 1, 2014 to December 31, 2014, the Company granted 5,093,115 shares of common stock to various consultants for services. A compensation expense of $469,995 was recorded during the period ended December 31, 2014.

From October 1, 2014 to December 31, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 11,654,360 shares of its common stock. The sales closed and cash of $616,931 was received. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Item 6. SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information. The financial statements of Premier are attached.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the periods ended December 31, 2014 and 2013. The discussion and analysis that follows should be read together with the consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. Also, there is earn out payments to the members of Lexington that the Company achieving an EBITDA of at least $2,500,000 for the most recent completed 12 fiscal months from the preceding year, the Company shall be entitled $500,000 cash and 2,500,000 shares of restricted common stock. In addition, in the event the purchaser or any subsidiary thereof does not direct customer referral resulting in gross revenues for the Company of at least $50,000,000 on an annual basis during the earn out period, the members shall be entitled to $500,000 and 2,500,000 shares of restricted common stock.

Lexington Power & Light, LLC (“LP&L” or “the Company”) was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement.

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

The energy services business has contributed very small amount of revenues to our overall financial performance as of December 31, 2014, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

•	Expanding activities in deregulated energy markets through strategic partners. Premier through TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which Premier can offer competitive electricity rates.

•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business . As TPC continues to build its commercial and business customer base, it informs these customers that in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting, and other building envelope technologies.

•	Focusing on building channel sales partners for E3 . Premier has established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. Premier intends to continue to build and develop these channel partnerships both domestically and internationally.

•	Achieved plan to become a power provider/supplier. By adding a third subsidiary, a power provider, the company can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.

•	One-Stop shop for “everything energy.” Premier believes that it can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to providing the most appropriate and effective solution to meet our customers’ needs and financial objectives.

•	Provide funding sources to enable our clients to adopt new technology . Premier believes it can offer a wide range of funding options which will allow its’ clients to structure the finances to best suit their needs. From 100% no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. In addition the company has resources to maximize tax credits and incentives for Premier’s clients.

Known Trends and Uncertainties Affecting Our Business

Market Volatility .. Management believes that the market for energy efficiency will continue to grow, and Premier will increase penetration in this market, and that revenue will continue to increase over time. Continued fiscal uncertainty has and may continue to contribute to a lengthening of our sales cycle for both municipal and commercial customers.

Long and Variable Selling Cycle for E 3 Business . The sales, design and implementation process for energy efficiency projects can take from several months to 36 months. Existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes. This extended sales process requires the dedication of significant time by sales and management personnel and the use of significant financial resources, with no certainty of success or recovery of related expenses. All of these factors can contribute to fluctuations in quarterly financial performance and increase the likelihood that operating results in any particular quarter may fall below investor expectations.

Revenue

Revenue for the year ended December 31, 2014 was $4,828,118 compared to $1,804,980 for the year ended December 31, 2013. The increase was due to the acquisition of Lexington in 2014.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2014 was $1,458,079 compared to $39,214 for the year ended December 31, 2013. The increase was due to the acquisition of Lexington in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were $8,074,299, compared to $6,955,779 for the year ended December 31, 2013. The increase in expenses during 2014 was mainly due to an increase of expenses of $3,708,790 related to the operations of The Power Company, and professional fees of $2,542,727.

Net Loss

For the year ended December 31, 2014, Premier had a net loss of $8,179,755 as compared to a net loss of $4,004,957 for the year ended December 31, 2013. Premier’s accumulated deficit as of December 31, 2014 was $21,326,640. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Liquidity and Capital Resources

During the year ended December 31, 2014, cash flow from operations were not sufficient to meet operating commitments. Cash flow from operations are expected to be insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2015.

As of December 31, 2014, working capital deficit was $2,493,717 and cash was $696,789 while at December 31, 2013 working capital was $682,793 and cash was $781,569. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Net cash used in or provided by operating, investing and financing activities for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
Net cash (used) in operating activities	$(4,090,138)	(2,961,812)
Net cash provided (used) in investing activities	$983,420	(21,109)
Net cash provided by financing activities	$3,021,938	3,720,180

The changes in net cash used in operating activities are attributable to net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above. Net cash provided by financing activities relates primarily to cash received from sales of common stock.

Going Concern

The Company has sustained net losses of $21,326,640 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

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

Revenue

Revenue is recognized on the sale of a product when the product is shipped, which is when the risk of loss transfers to our customers, and collection of the sale is reasonably assured. A product is not shipped without an order from the customer and the completion of credit acceptance procedures. The majority of our sales are cash or credit card; however, we occasionally extend terms to our customers. Accounts receivable are reviewed periodically for collectability. As of December 31, 2014 and 2013, we did not maintain a reserve for bad debt, which are minimal based upon our historical experience.

Sales Returns

We allow customers to return defective products when they meet certain established criteria as outlined in our sales terms and conditions. It is our practice to regularly review and revise, when deemed necessary, our estimates of sales returns, which are based primarily on actual historical return rates. We record estimated sales returns as reductions to sales, and accounts receivable. Returned products which are recorded as inventory are valued based upon the amount we expect to realize upon its subsequent disposition. As of December 31, 2014 and 2013, there was no reserve for sales returns, which are minimal based upon our historical experience.

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

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Premier uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined that there was an indicators of impairment in goodwill for TPC during the year ended December 31, 2014 and impaired the goodwill by $500,000 in TPC because of continuous negative cash flow and losses. The Company used the present value technique for the impairment testing. In addition, the Company determined that there was an indicators of impairment in goodwill for LP&L during the year ended December 31, 2014 and fully impaired the goodwill in LP&L because the lack of funding from the parent Company to support LP&L projections, continuous negative cash flow and losses, and the default in the acquisition note payable installment payment by Premier Holding Corporation in the first quarter of 2015. The Company used the present value technique for the impairment testing.

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were impairment losses recorded on intangible assets of $144,210 and $0 for the years ended December 31, 2014 and 2013. The impairment losses in 2014 is due to lack of expected cash flows.

Recently Issued Accounting Standards Adopted

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Premier Holding Corporation and Subsidiaries

We have audited the consolidated balance sheets of Premier Holding Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013 and the results of their consolidated operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 13 to the consolidated financial statements, during the years ended December 31, 2014, and 2013, the Company made payments to related parties controlled by an officer and management of the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit of $21,326,640 and $13,146,885 as of December 31, 2014 and 2013, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

April 15, 2015

Newport Beach, CA

PREMIER HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2014	2013
Current Assets
Cash	$696,789	$781,569
Accounts receivable	1,109,715	438,976
Prepaid expenses	21,623	13,134
Inventory	42,319	–
Collateral postings	286,997	–
Accrued revenue	479,406	–
Total Current Assets	2,636,849	1,233,679
Other Assets
Notes receivable	–	869,000
Equipment, net	55,557	19,350
Goodwill	4,000,000	4,555,750
Intangible assets, net	–	201,366
Collateral deposit	200,000	–
Total Assets	$6,892,406	$6,879,145

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$1,947,573	$432,748
Related party payable	202,233	86,138
Convertible note, net	909,500	–
Note payable-related parties	141,860	–
Contingent liability – LP&L acquisition	692,500	–
Notes payable	1,236,900	32,000
Total Current Liabilities	5,130,566	550,886
Long-Term Liabilities:
Long-term debt	200,000	–
Total Liabilities	5,330,566	550,886

Commitments and Contingencies
Lawsuit liability	74,000	–

Stockholders’ Equity (Deficit):
Preferred Stock, 50,000,000 shares authorized, par value $.0001, 200,000, and null shares issued or outstanding at December 31, 2014 and 2013, respectively	20	–
Common Stock, 450,000,000 shares authorized, par value $.0001, 181,567,085 and 151,003,328 shares issued and outstanding at December 31, 2014 and 2013, respectively	18,157	15,101
Common stock to be issued	289,060	–
Stock subscription Payable	(10,495)
Treasury stock	(869,000)	–
Additional paid in capital	23,886,440	19,639,399
Accumulated deficit	(21,326,640)	(13,146,885)
Total Premier Holding Corporation stockholders’ equity (deficit)	1,987,542	6,507,615
Non-controlling interest	(499,702)	(179,356)
Total Stockholders’ Equity (Deficit)	1,487,840	6,328,259
Total Liabilities and Stockholders’ Equity (Deficit)	$6,892,406	$6,879,145

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the years ended December 31, 2014 and 2013

	For the Year Ended
	December 31,
	2014	2013
Revenue
TPC commission revenue	$3,251,166	$1,804,980
LP&L revenue	1,566,857	–
Product revenue	10,095	–
Total Revenue	4,828,118	1,804,980

Cost of Sales	1,458,079	39,214

Gross Profit	3,370,039	1,765,766

Operating expenses:
Selling, general and administrative	8,074,299	6,955,779
Impairment loss - goodwill	3,414,901	–
Impairment loss - intangibles	144,210	–
Loss on settlement of lawsuit	110,000	–
Total operating expenses	11,743,410	6,955,779
Loss from operations	(8,373,371)	(5,190,013)

Other expenses:
Change in fair value of contingent liability - LP&L acquisition	57,500	–
Interest expense	(32,614)	–
Total non-operating income	24,886	–

Loss from operations before income taxes, non-controlling interest, and discontinued operations	(8,348,485)	(5,190,013)

Income taxes	–	–

Loss before non-controlling interest and discontinued operations	(8,348,485)	(5,190,013)

Income from discontinued operations	–	985,138

Net Loss	$(8,348,485)	$(4,204,875)

Net Loss attributable to non-controlling interest	$168,730	$199,918

Net loss attributable to Premier Holding Corporation	$(8,179,755)	$(4,004,957)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(7,679,755)	$(4,990,095)
Net loss per common share — basic and diluted	$(0.05)	$(0.04)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Net income from discontinued operations	–	985,138
Net income (Loss) per common share from discontinued operations — basic and diluted	$–	$0.01

Weighted average common shares – basic and diluted	156,600,307	111,847,320

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
Operating Activities:
Net loss	$(8,348,485)	$(4,204,875)
Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	877,738	2,073,115
Impairment loss - goodwill	3,414,901	–
Impairment loss - intangibles	144,210	–
Change in fair value of contingent liability	(57,500)	–
Warrant and option issued for service	540,092	–
Amortization and depreciation expense	58,670	70,374
Loss in extinguishment of debt	110,000	–
Change in operating assets and liabilities:
Accounts receivable	(286,920)	(310,300)
Prepaid expenses	(8,490)	2,333
Accounts payable and accrued liabilities	(445,351)	340,178
Inventory	12,701	–
Collateral deposit and postings	(101,704)	52,500
Net cash provided by discontinued operations	–	(985,138)
Net cash used in operating activities	(4,090,138)	(2,961,813)

Investing activities:
Purchase of Equipment	(2,378)	(21,109)
Cash acquired in acquisition of LP&L	985,798	–
Net cash provided by (used in) investing activities	983,420	(21,109)

Financing activities :
Advance from related party payable	116,095	–
Payment to note payable - related party	(10,519)	–
Proceeds from issuance of preferred stock	200,000	–
Proceeds from common stock payable	559,568	–
Proceeds from issuance of common stock	1,601,283	3,698,180
Proceeds from convertible notes payable	909,500	–
Payment for notes payable in the acquisition of Lexington	(62,500)	–
Payment for notes payable	(255,489)	–
Payment of lawsuit liability	(36,000)
Proceeds from notes payable	–	22,000
Net cash provided by financing activities	3,021,938	3,720,180

Net increase (decrease) in cash	(84,780)	737,258

Cash at beginning of period	781,569	44,311
Cash at end of period	$696,789	$781,569

Supplemental Schedule of Non-cash investing and Financing Activities
Common stock issued for acquired LP&L and TPC, respectively	$750,000	$4,500,000
Note receivable related to sale of subsidiary	$–	$869,000
Supplemental Cash flow Information
Interest Paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholder's Equity (Deficit)

					Additional	Common	Common Stock	Non-Controlling
	Preferred Stock		Common Stock		Paid-in	Stock	Subscription	Interest in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Payable	Subsidiary	Stock	Deficit	Total
Balance, December 31, 2012	–	–	$55,794,549	$5,580	$9,167,625	$210,000	–	–	–	$(9,141,928)	$241,277
Common Stock issued for- services	–	–	10,639,362	1,064	2,034,369	–	–	–	–	–	2,035,433
Common Stock Options & Warrants issued for services	–	–	–	–	37,682	–	–	–	–	–	37,682
Common Stock issued for cash	–	–	45,337,731	4,534	3,107,205	–	–	–	–	–	3,111,739
Common Stock issued for cash with warrants	–	–	8,356,686	836	585,606	–	–	–	–	–	586,442
Minority Interest in Subsidiary	–	–	–	–	–	–	–	20,562	–	–	20,562
Stock issued to Active ES	–	–	875,000	88	209,912	(210,000)	–	–	–	–	–
Shares for TPC	–	–	30,000,000	3,000	4,497,000	–	–	–	–	–	4,500,000
Net Loss	–	–	–	–	–	–	–	(199,918)	–	(4,004,957)	(4,204,875)
Balance December 31, 2013	–	–	151,003,328	15,101	19,639,399	–	–	(179,356)	–	(13,146,885)	6,328,259
Common stock issued for cash	–	–	25,947,060	2,595	1,878,861	(269,677)	(10,495)	–	–	–	1,601,284
Common stock issued for services	–	–	7,616,697	761	877,808	(831)	–	–	–	–	877,738
Options and warrants issued for services	–	–	–	–	540,092	–	–	–	–	–	540,092
Cancellation of common stock	–	–	(3,000,000)	(300)	300	–	–	–	–	–	–
Common Stock for acquisition	–	–	7,500,000	750	749,250	–	–	(151,616)	–	–	598,384
Preferred stock issued for cash	200,000	20	–	–	199,980	–	–	–	–	–	200,000
Common Stock to be- issued	–	–	–	–	–	559,568	–	–	–	–	559,568
Loss in Minority Interest in Subsidiary	–	–	–	–	–	–	–	(168,730)	–	–	(168,730)
Treasury Stock	–	–	(7,500,000)	(750)	750	–	–	–	(869,000)	–	(869,000)
Net Loss	–	–	–	–	–	–	–	–	–	(8,179,755)	(8,179,755)
Balance December 31, 2014	$200,000	$20	$181,567,085	$18,157	$23,886,440	$289,060	$(10,495)	$(499,702)	$(869,000)	$(21,326,640)	$1,487,840

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION AND SUBSIDIARIES

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

Lexington Power & Light, LLC (“LP&L” or “the Company”) was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement.

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The audited consolidated financial statements include the accounts of Premier Holding Corporation, LP&L, E3 and TPC as of and for the year ended December 31, 2014. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of doubtful accounts receivable, valuation in stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of and December 31, 2014 and 2013.

As required by the Loan Energy Services Agreement (“LESA”) for LP&L, all utility payments from customer collections have been assigned by the Company and are deposited into a bank account controlled by the lender. Disbursements from the controlled account are subject to specific priority (“waterfall”) provisions and has to be approved by the lender. As of December 31, 2014, the total balance for this bank account is $23,698.

Revenue Recognition and Cost of Sales

The Company offers deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605-10-S99 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured.

Energy Efficiency Experts, Inc., offers deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605-10-S99 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required.

The Power Company USA, LLC. offers deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605-10-S99 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and/or (4) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. For residential contracts provide services, the commission revenue is recognized when the contract is signed, payment is received. For commercial contracts provide services, the commission revenue is recognized when the contract is signed, and the performance is completed, with an appropriate allowance for estimated cancellation.

Lexington Power & Light, LLC recognize revenue upon delivery of the commodity to the customer. Billed revenue is recognized when the customer’s meter is read, normally once in a thirty day period. Accrued revenue is calculated for each electric and natural gas customer based on the average daily usage derived from the most recent meter read bill times the number of days from the most recent meter read to the end of the month multiplied by the current selling price. The difference between the accrual at the beginning of the month and the end of the month, up or down, is recorded as an adjustment to revenue.

Lexington Power & Light, LLC recognize cost of sales on a calendar month basis as incurred, except for electric supply and related cost imbalance reconciliations with the Independent System Operators (“ISO”). The imbalance is the difference between the electric supply and related costs scheduled by the Company through its supplier and the actual electric supply and related costs delivered by the ISO to the customers, which results in four and nine month “true-up” balances on each monthly bill from the ISO. These additional balances are recorded in the month they are billed, or credited, to the Company and not retroactively adjusted.

Our general terms for collection are net 30 days. In certain instances we will provide our customers different terms to accommodate specific business requirements.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. All accounts were considered collectible as of December 31, 2014 and no allowance for bad debts was considered necessary.

Accrued revenue is calculated for each electric and natural gas customer based on the average daily usage derived from the most recent meter read bill times the number of days from the most recent meter read to the end of the month multiplied by the current selling price. The difference between the accrual at the beginning of the month and the end of the month, up or down, is recorded as an adjustment to payment.

Accrued Revenue

Accrued revenue is calculated for each electric and natural gas customer based on the average daily usage derived from the most recent meter read bill times the number of days from the most recent meter read to the end of the month multiplied by the current selling price. The difference between the accrual at the beginning of the month and the end of the month, up or down, is recorded as an adjustment to payment.

Non-controlling Interest

Non-controlling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. The Company maintains an 80% limited interest in The Power Company USA, LLC. and the remaining 20% non-controlling interest is held by The Power Company USA, LLC. And the Company maintains an 85% limited interest in Lexington Power & Light, LLC and the remaining 15% non-controlling interest is held by Lexington Power & Light, LLC.

Earnings/Loss Per Share

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2014, the Company has 3,800,000 stock options outstanding and 2,793,694 warrants outstanding. As of December 31, 2013, the Company has 350,000 stock options outstanding and 2,793,694 warrants outstanding. Convertible debt as of December 31, 2014 for $909,500 can be converted only after one year of the original loan agreement date.

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

Inventory

Inventory, which consists of natural gas, is a fungible commodity that is stated at the most recent cost, which is fair market value. The inventory value at December 31, 2014 was $42,319.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on Financial Accounting Standards Board (FASB) ASC Topic 718, “Compensation – Stock Compensation”, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC Topic 505, “Equity”, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Premier uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company determined that there was an indicators of impairment in goodwill for TPC during the year ended December 31, 2014 and impaired the goodwill by $500,000 in TPC because of continuous negative cash flow and losses. The Company used the present value technique for the impairment testing. In addition, the Company determined that there was an indicators of impairment in goodwill for LP&L during the year ended December 31, 2014 and fully impaired the goodwill in LP&L because the lack of funding from the parent Company to support LP&L projections, continuous negative cash flow and losses, and the default in the acquisition note payable installment payment by Premier Holding Corporation in the first quarter of 2015. The Company used the present value technique for the impairment testing.

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were impairment losses recorded on intangible assets of $144,210 and $0 for the years ended December 31, 2014 and 2013. The impairment losses in 2014 is due to lack of expected cash flows.

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

Premier’s financial instruments consist of cash, accounts receivable, note receivable, accounts payable, note payable and accrued liabilities. The estimated fair value of cash, accounts receivable, note receivable, accounts payable, note payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

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

Gain from Discontinued Operations

Gain from discontinued operations of $985,138 for the year ended December 31, 2013 consists of the sale of both intangible assets in the form of sales opportunities and leads, and the assumption of liabilities from the discontinued operations to WEPOWER ECO Corp (an unrelated company). The gain is based upon the estimated value of the $5,000,000 note received in the transaction. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The value of the note is $869,000; $116,138 consists of liabilities which were assumed by the acquirer in the transaction. On March 4, 2014, as part of an overall settlement, certain individuals associated with the transaction returned 5,000,000 common shares of the Company previously issued related to the sale of WePower ECO Corp, and in exchange for the promissory note in the face amount of $5,000,000 (and valued at $869,000 on the Company’s financial statements as of December 31, 2013), WePower ECO Corp had returned an additional 2,500,000 common shares, for a total of 7,500,000 shares returned to the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting.” The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), which now requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, additional disclosures are required. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. These requirements were previously included within auditing standards and federal securities law, but are now included within U.S. GAAP. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $21,326,640. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 4 – INCOME TAXES

Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2014	2013

Book income (loss) from operations	(2,611,117)	(1,361,685)
Stock/options issued for services	331,663	692,047
Stock/options issued for executive comp.	228,297	12,812
Contributed services	–	–
Impairment Expense	1,592,264	27,965
Interest expense on convertible notes	12,757	–
Change in derivative liability	(22,491)	–
Loss on sale of assets	–	–
Change in valuation allowance	(363,650)	(628,861)
Income tax expense	–	–

Net deferred tax assets consist of the following components as of:

	2014	2013
Net operating loss carry forwards	(7,087,058)	(4,469,941)
Stock/options issued for services	1,023,710	692,047
Stock/options issued for executive comp.	301,104	12,812
Impairment Expense	1,620,229	27,965
Interest expense on convertible notes	12,757	–
Change in derivative liability	(22,491)	–
Total gross deferred tax assets/liabilities	4,100,767	3,737,117
Valuation allowance	(4,100,767)	(3,737,117)
Net deferred tax	–	–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $7,100,000 for federal income tax reporting purposes are subject to annual limitations. When a change in ownership occurs, net operating loss carry forwards may be limited as to use in future years. The Company did not file tax return in 2013 and 2014, which is subject to examination.

NOTE 5 – OTHER ASSETS-COLLATERAL POSTINGS AND DEPOSIT

Collateral Postings and Deposit represent collateral balances held by the ISO for electricity and by various pipeline transmission entities for natural gas. Collateral postings held by the ISO as of December 31, 2014 were $212,145. Natural gas collateral postings as of December 31. 2014 were $74,852. The $200,000 collateral deposit held by the ISO as of December 31, 2014 will be repaid by the ISO only when the Company ceases selling electricity to its customers and, as such, has been classified as non-current. All collateral balances are financed pursuant to the current Loan Energy Services Agreement (“LESA”).

NOTE 6 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of December 31, 2014 and December 31, 2013:

	Active ES Lighting Controls, Inc.	The Power Company USA,LLC	Lexington Power & Light, LLC	Total Company
Balances as of January 1, 2013:	138,000	–	–	138,000
Aggregate goodwill acquired	–	4,500,000	–	4,500,000
Impairment losses	(82,250)	–	–	(82,250)
Balance as of December 31, 2013:	55,750	4,500,000	–	4,555,750
Aggregate goodwill acquired	–	–	2,859,151	2,859,151
Impairment losses	(55,750)	(500,000)	(2,859,151)	(3,414,901)
Balance as of December 31, 2014:	–	4,000,000	–	4,000,000

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

The Power Company USA, LLC Share Exchange

On February 28, 2013 Premier acquired 80% of the outstanding membership units of The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000.

The total purchase price for the The Power Company USA, LLC acquisition was allocated as follows:

Goodwill	$4,500,000
Total assets acquired	$4,500,000
The purchase price consists of the following:
Common Stock	$4,500,000
Total purchase price	$4,500,000

Lexington Power & Light, LLC

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier acquired 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. The fair value of non-controlling interest as of acquisition date is $(151,616). Also, there is earn out payments to the members of Lexington that the Company achieving an EBITDA of at least $2,500,000 for the most recent completed 12 fiscal months from the preceding year, the Company shall be entitled $500,000 cash and 2,500,000 shares of restricted common stock. In addition, in the event the purchaser or any subsidiary thereof does not direct customer referral resulting in gross revenues for the Company of at least $50,000,000 on an annual basis during the earn out period, the members shall be entitled to $500,000 and 2,500,000 shares of restricted common stock.

The total purchase price for the Lexington Power & Light, LLC acquisition was allocated as follows:

Cash	$985,798
Accounts receivable	383,819
Inventory	55,020
Accrued revenue	337,522
Equipment	35,342
Goodwill	2,859,151
Other assets	527,176
Total assets acquired	5,183,828
Accounts payable and accrued liabilities	(1,960,176)
Note payable	(1,175,268)
Long term note payable	(200,000)
Total liabilities assumed	(3,335,444)
Non-Controlling interest	151,616
Net assets acquired	$2,000,000
The purchase price consists of the following:
Note payable	$500,000
Earn out payment	750,000
Common stock	750,000
Total purchase price	$2,000,000

The pro forma information below present statements of operations data as if the acquisition of LP&L and TPC took place on January 1, 2013.

PREMIER HOLDING CORPORTATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

	2014	2013
	Pro forma	Pro forma
Revenues:	$13,768,568	$11,552,651
Cost of Sales	8,343,422	8,339,575
Gross Profit	5,425,146	3,213,076
	–	–
Operating expenses:	–	–
Selling, general and administrative	9,020,013	8,936,499
Loss on settlement of debt	110,000	40,000
Impairment loss - goodwill	3,414,901	–
Impairment loss - intangibles	144,210	–
Total operating expenses	12,689,124	8,976,499
Operating loss	(7,263,978)	(5,763,424)

Other expense:
Change in fair value of contingent liability - LP&L acquisition	57,500	–
Interest expense	(32,614)	(270,988)
Loss on derivative liabilities	–	(6,034)
Total other expense	24,886	(277,022)
	–	–
Loss before income taxes, non-controlling interest, and discontinued operations	(7,239,092)	(6,040,446)

Income taxes	–	–
	–	–
Loss before non-controlling interest and discontinued operations	(7,239,092)	(6,040,446)

Net loss attributable to non-controlling interest	168,730	199,918

Income from discontinued operations	–	985,138
	–	–
Net Loss	$(7,070,362)	$(4,855,390)

NOTE 7 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2013:

	Balance 12/31/2012	Additions	Amortization	Impairment	Balance 12/31/2013
IP/Technology – Patents	$153,607	$–	$(33,515)	$–	$120,092
Non-compete Agreement	72,832	–	(7,600)	–	65,232
Trademarks & Service Marks	43,542	–	(27,500)	–	16,042
	$269,980	$–	$(68,615)	$–	$201,366

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2014:

	Balance 12/31/2013	Additions	Amortization	Impairment	Balance 12/31/2014
IP/Technology – Patents	$120,092	$–	$(33,514)	$(86,578)	$–
Non-compete Agreement	65,232	–	(7,600)	(57,632)	–
Trademarks & Service Marks	16,042	–	(16,042)	–	–
	$201,366	$–	$(57,156)	$(144,210)	$–

For the years ended December 31, 2014 and 2013, the Company’s recorded amortization expense related to the purchased intangibles of $57,156 and $68,615, respectively. The Company also recorded impairment loss in intangibles of $144,210 for the year ended December 31, 2014.

Note 8 - Loan Energy Services Agreement

In December 2011, LP&L entered into a three year Loan Energy Services Agreement (“LESA”) with a private lender for a $5,000,000 line-of-credit to finance 90% of POR related Accounts Receivable and Accrued Revenue, 80% of Inventory and 80% of the present value of variable and fixed price contracts. The lender charges 10% per annum on the monthly line utilization and the deferred supply balance, if any, plus 1% per annum as a commitment fee on the unused portion of the line. Utilization is defined as the largest balance outstanding on any given day during the month that is the total of all collateral postings and deposits, the mark-to-market exposure and the current supply balance payable. The lender also advanced monies that were used for a customer marketing program in 2013 and charges 15% per annum on the outstanding balance related thereto. Utilization and commitment fees charged by the lender as interest expense for the period October 22, 2014, the date of acquisition, through December 31, 2014 were $30,515 and $4,695, respectively.

Also pursuant to the LESA, the lender charges monthly commodity fees based of the volume of electricity and natural gas purchases at a rate of $2.25 per MWh and $.13 per MMBtu, respectively. The lender also charges 2% of the electric capacity purchased each month. The lender charged total commodity fees of $46,693 for the period October 22, 2014, the date of acquisition, through December 31, 2014, which were included in Cost of Sales.

As required by the LESA, all utility payments from customer collections have been assigned by the Company and are deposited into a bank account controlled by the lender. Disbursements from the controlled account are subject to specific priority (“waterfall”) provisions.

On March 30, 2015, the LESA was extended under the same terms and conditions until April 10, 2015.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Between July 15 and December 31, 2014, the Company entered into convertible notes with external parties for use as operating capital for a total of $909,500. The convertible notes payable agreements require the Company to repay the principal, together with 10-18% annual interest by the agreements’ expiration dates ranging between July 15 and December 31, 2019. The notes are secured and mature five years from the issuance date. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of closing market price on the last day of the month upon which the maturity date falls. During the year ended December 31, 2014, the Company recorded an interest expense of $32,510.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option becomes effective after one year due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued.

NOTE 10 – NOTES PAYABLE

As of December 31, 2014, notes payable in the amount includes financed collateral postings and the marketing program balance of $287,040 and $504,360, respectively pursuant to the LESA (see Note 8). The Long Term Note Payable is related to the collateral deposit held by the ISO of $200,000 as of December 31, 2014. Interest charged by the lender related to the financed collateral postings for the period October 22, 2014, the date of acquisition, through December 31, 2014 was included in the utilization charges of $30,515. Interest expense related to the financed marketing program for the period October 22, 2014, the date of acquisition, through December 31, 2014 was $12,459.

On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $325,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $40,625 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $40,625 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. As of December 31, 2014, outstanding balance of this note is $284,375. The Company is in default on this note in 2015 due to no installments paid.

On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $175,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $21,875 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $21,875 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. As of December 31, 2014, outstanding balance of this note is $153,125. The Company is in default on this note in 2015 due to no installments paid.

During 2013, The Power Company USA, LLC Share Exchange entered into a line of credit with Energy Me in amount of $50,000. This loan bears no interest, and shall be repaid $2,000 per month. As of December 31, 2014, outstanding balance of this loan is $8,000.

NOTE 11 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2014 there were 200,000 preferred shares issued and outstanding.

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

Common Stock

During the year ended December 31, 2014, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 25,947,060 shares of its common stock in amount of $2,160,851. Additionally, 7,616,697 shares of common stock were issued for consulting services valued at $0.09 to $0.10 per share, based upon the fair value of the common stock on the measurement date in total of $877,738 which was recognized immediately as general and administrative expense. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

A summary of option activity as of December 31, 2013 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	150,000	$0.25	2.25
Granted	200,000	0.25	4.00	$37,682
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2013	350,000	$0.25	3.61	–
Options vested and exercisable at December 31, 2013	350,000	$0.25	3.61	–

A summary of option activity as of December 31, 2014 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	350,000	$0.25	3.61
Granted	3,650,000	0.02	1.00	$569,912
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2014	3,800,000	$0.04	2.61	–
Options vested and exercisable at December 31, 2014	3,800,000	$0.04	1.1	–

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

In addition the Corporation agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. As of December 31, 2014, $516,591 has been recorded as his stock based compensation. As of December 31, 2014, there was $355,725 unrecognized cost related to the stock options, which will be recognized in 2015.

On December 31, 2014, the Board of Directors of the Company granted all three board member each 150,000 shares of stock options vesting immediately at an initial exercise price per share equal to $.15 per share.

The Company valued the options using the following assumptions: dividend yield of zero, years to maturity of between 0.5 and 5 years, risk free rates of between 1.65 and 1.73 percent, and annualized volatility of between 108% and 217%.

Common Stock Warrants

A summary of non-employee warrant activity during the year ended as of December 31, 2013 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	450,000	$0.57	2.59

Granted	2,793,694	0.175	1.85
Exercised	–	–	–
Canceled/forfeited/expired	450,000	0.57	–
Outstanding at December 31, 2013	2,793,694	$0.175	1.85

Warrants vested and exercisable at December 31, 2013	2,793,694	$0.175	1.85

A summary of non-employee warrant activity during the year ended as of December 31, 2014 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2014	2,793,694	$0.157	1.85

Granted	–	–	–
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at December 31, 2014	2,793,694	$0.175	1.10

Warrants vested and exercisable at December 31, 2014	2,793,694	$0.175	1.10

NOTE 12 – DISCONTINUED OPERATIONS

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

On March 4, 2014, as part of an overall settlement, certain individuals associated with the transaction returned 5,000,000 common shares of the Company previously issued related to the sale of WePower Eco Corp, and in exchange for the promissory note in the face amount of $5,000,000 (and valued at $869,000 on the Company’s consolidated financial statements as of December 31, 2013), WePower Eco Corp had returned an additional 2,500,000 common shares, for a total of 7,500,000 shares returned to the Company.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and December 31, 2013, Mr. Letcavage (directly or through related entities) recorded $290,000 and $240,000 respectively as compensation for his role as our CEO, and $156,900 and 661,319 respectively for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president and shareholder), and $38,302 and $28,787 respectively in 2014 and 2013 for consulting services were paid to iCapital Advisory.

Name of related parties	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of Premier Holding Corporation
Nexalin Technology	Company owned by the CEO of Premier Holding Corporation
Jamp Promotion	Company owned by Patrick Farah, the managing director of The Power Company
Sebo Service	Company owned by Shadie Kalkas, the managing director of The Power Company

	December 31, 2013	December 31, 2014
iCapital Advisory-Consulting services	$18,039	$80,750
Nexalin Technology-Contract labor	27,794	–
Commission to Jamp Promotion	40,305	85,462
Commission to Sebo Service	–	36,021
	86,138	202,233

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory, whether those two companies have any income (losses) as of December 31, 2014, it would not be absorbed by Premier Holding Corporation.

Lexington – Related Party Note Payable

Includes a balance of $141,860 at December 31, 2014, which represents monies previously advanced to LP&L by the minority members for working capital. The amount due is unsecured, non-interest bearing and is payable upon demand.

NOTE 14 – LITIGATION

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts. As of December 31, 2014, the Company has paid six payments total of $36,000, which $74,000 remaining balance reflected on the balance sheet at December 31, 2014.

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

LP&L rents office space under several non-cancelable operating lease agreements in the same commercial building that commenced beginning in March 2014, all of which expire February 28, 2016. The future annual rental payments required under these operating lease agreements for 2015 and 2016 are $46,867 and $7,849, respectively.

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in Accounts Payable and Accrued Expenses at December 31, 2014.

NOTE 15 – SEGMENT REPORTING

The Company operates in two segments which are characterized as: (1) Deregulated power broker in TPC and (2) sells electricity and natural gas in LP&L.

The following tables summarize segment information for the years ended December 31, 2014 and 2013:

	2014	2013
Net revenue
TPC	$3,251,166	$1,754,531
LP&L	1,566,857	–
Parent Company & Others	10,095	50,449
Consolidated	$4,828,118	$1,804,980
Gross profit
TPC	$–	$–
LP&L	1,458,079	–
Parent Company & Others	–	–
Consolidated	$1,458,079	$–
Loss from operations
TPC	$726,015	$999,593
LP&L	156,850	–
Parent Company & Others	7,490,506	4,190,420
Consolidated	$8,373,371	5,190,013

NOTE 16 – SUBSEQUENT EVENTS

On March 26, 2015, the LESA was renewed with the same lender for an additional twelve months and will automatically extend for an additional two years if LP&L fails to provide at least 90 days written notice prior to the end of month twelve. The $5,000,000 line-of-credit facility will finance 100% of cash on deposit in lender controlled accounts, 90% of POR related Accounts Receivable (less any taxes owing and POR fees), 85% of Non-POR Accounts Receivable (less any taxes owing), 80% of Natural Gas Storage Inventory and the Adjusted Forward Value of Customer Contracts, the sum total of which will be reduced by 60 days of estimated operating expenses. The lender will charge 6% per annum on utilization related to the current supply balance and mark-to market exposure, 10% per annum on utilization related to third party postings and any deferred supply balance, 15% per annum on actual working capital advances plus 1% per annum as a commitment fee on the unused portion of the line. The lender will also charge monthly commodity fees based of the volume of electricity and natural gas purchases at an initial rate of $1.25 per MWh and $.08 per MMBtu, respectively. The commodity fee for electric will volumetrically reduce to $.75 per MWh beginning when LP&L has contracted Residential Customer Equivalents (RCE’s) in excess of 50,000. The lender will also charge 1% of the electric capacity purchased each month. As part of the renewal, the lender required the current outstanding working capital balance of $500,000 related to the 2013 customer marketing program to be repaid over 25 months with payments of approximately $24,000 per month including interest at a rate of 15% per annum.

The Company is in default on the note for acquisition of 85% of Lexington as disclosed in note 10, which required installment payments every 90 days but no payment had been made in 2015. Per the acquisition agreement, any failure to make timely payments as set forth under the purchase price notes, the original member in Lexington shall have the right to promptly (i) terminate the acquisition agreement and any further obligation hereunder; and (ii) the sale and transfer of Purchased Interests to the Purchaser shall be deemed terminated (the “Termination Rights”); provided, that the Purchaser shall be entitled to retain an amount of Membership Interests equal to (x) the amount of issued and outstanding Membership Interests issued and outstanding multiplied by (y) the quotient of (i) the amount of cash actually paid by the Purchaser pursuant to the Purchase Price Note and (ii) $6,000,000.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The members of the Board of Directors of Premier serve until the next annual meeting of stockholders, or until their successors have been elected and qualified. The officers serve at the pleasure of the Board of Directors.

The current executive officers, key employees and directors of Premier are as follows:

Name	Age	Title
Randall Letcavage	57	CEO/President/CFO/Chairman
Woodrow Clark, PhD	70	Director
Lane Harrison	63	Director

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

None.

Voting Arrangements

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, none of our executive officers, directors and greater-than-ten percent stockholders except Randall Letcavage complied with Section 16(a) filing requirements.

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

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2014. Such actions by the written consent of all directors are, according to Nevada corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held approximately two general meetings during 2014. Each director attended at least 75% of all the meetings of the Board in 2014. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

We have not adopted a corporate code of ethics due to limited funds. We expect to adopt a Code of Ethics during this year.

Item 11. EXECUTIVE COMPENSATION

The following table provides information as to cash compensation of all officers of Premier, for each of Premier’s last two fiscal years.

SUMMARY COMPENSATION TABLE

Name & Position	Fiscal Year	Salary ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall Letcavage (1)	2014	240,000	–	527,905	–	–	50,000	817,905
CEO & CFO	2013	240,000	–	–	–	–	66,287	306,287
Nancy Nguyen	2014	–	–	–	–	–	–	–
Former Secretary	2013	1,500	–	–	–	–	–	1,500

1.	During the year ended December 31, 2014, Mr. Letcavage (directly or through related entities) was paid $290,000 as compensation for his role as our CEO and CFO, and $156,900 for contract labor, including payments to Nexalin Technology specifically for the direct costs related to independent contractors performing sales lead generation (Nexalin Technology is in an unrelated business to the Company, and Mr. Letcavage is its president), which was not reported as income.
2.	During the year ended December 31, 2014, the Company has paid $38,302 to iCapital Advisory for consulting services, a related party entity which Mr. Letcavage is the president of the Company.

There are no outstanding equity awards or options to officers issued or outstanding.

Employment Contracts

The Company has not entered into any employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Grisham Bobby	75,000	75,000	–	0.40	6/30/15	–	–	–	–
Consultant
Lynch Thomas	75,000	75,000	–	0.25	6/30/15	–	–	–	–
Consultant
Clark Woodrow	75,000	75,000	–	0.25	6/30/15	–	–	–	–
Director
Clark Woodrow	100,000	100,000	–	0.10	4/30/15	–	–	–	–
Director
Clark Woodrow	150,000	150,000	-	0.15	12/31/19	-	-	-	-
Director
Lane Harrison	100,000	100,000	-	0.10	4/30/15	-	-	-	-
Director
Lane Harrison	150,000	150,000	–	0.15	12/31/19	–	–	–	–
Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2014.

DIRECTOR COMPENSATION

Name & Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Woodrow Clark, PhD	–	–	10,285	–	–	–	10,285
Lane Harrison	–	–	10,285	–	–	–	10,285

Item 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of April 15, 2015: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 15, 2015 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 181,567,085 shares of our common stock outstanding on April 15 2015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Owned (%)	Notes
Randall Letcavage	6,967,270	3.8%	(1)
Woodrow Clark	–	0.0%
Lane Harrison	–	0.0%
All directors and named executive officers as a group (3 individuals)	6,967,270	3.8%

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

Changes in Control Arrangements

None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

[Related party footnote]

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended December 31, 2014 and December 31, 2013 for professional services rendered by Anton & Chia LLP (“A&C”) for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fees	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees and Audit Related Fees	$117,866	$27,100
Tax Fees	–	–
All Other Fees	64,646	–
Total	$182,512	$27,100

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

Item 15. EXHIBITS

No.	Description	Incorporation By Reference
3.1	Articles of Incorporation, as amended	Filed on June 21, 2010 and incorporated herein by reference.
3.2	Bylaws	Filed on June 21, 2010 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2015	Premier Holding Corporation /s/ Randall Letcavage Randall Letcavage Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2015	/s/ Randall Letcavage Randall Letcavage Chairman of the Board of Directors
Date: April 15, 2015	/s/ Woodrow Clark Woodrow Clark Director
Date: April 15, 2015	/s/ Lane Harrison Lane Harrison Director

