Form 10-Q
period 2015-03-31
PREMIER HOLDING CORP.
filed 2015-05-20
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock of the registrant outstanding as of May 15, 2015 was 189,204,554.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	640,341	$696,790
Accounts receivable	1,151,293	1,109,714
Prepaid expenses	4,000	21,623
Inventory	14,802	42,319
Collateral postings	136,997	286,997
Accrued Revenue	414,683	479,406
Total Current Assets	2,362,116	2,636,849
Other Assets
Fixed assets, net	49,388	55,557
Goodwill	4,000,000	4,000,000
Collateral deposit	200,000	200,000
Total Assets	6,611,504	6,892,406

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	1,974,783	$1,947,573
Related party payable	219,451	202,233
Convertible note, net	1,337,040	909,500
Note payable-related parties	117,124	141,860
Contingent liability – LP&L acquisition	699,500	692,500
Notes payable	1,045,540	1,236,900
Total Current Liabilities	5,393,438	5,130,566
Long-Term Liabilities:
Long-term debt	200,000	200,000
Total Liabilities	5,593,438	5,330,566

Commitments and Contingencies
Lawsuit liability	62,000	74,000

Stockholders’ Equity:
Preferred Stock, 50,000,000 shares authorized, par value $.0001, 200,000 issued and outstanding	20	20
Common Stock, 450,000,000 shares authorized, par value $.0001, 185,683,227 and 181,567,085 shares issued and outstanding, respectively	18,568	18,157
Common stock to be issued	197,501	289,060
Stock subscription Payable	–	(10,495)
Treasury stock	(869,000)	(869,000)
Additional paid in capital	24,285,345	23,886,440
Accumulated deficit	(22,133,549)	(21,326,640)
Total Premier Holding Corporation stockholders’ equity	1,498,885	1,987,542
Non-controlling interest	(542,819)	(499,702)
Total Stockholders’ Equity	956,066	1,487,840
Total Liabilities and Stockholders’ Equity	6,611,504	6,892,406

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
TPC commission revenue	$1,089,085	$653,257
LPL revenue	2,287,852	–
Product revenue	39,474	–
Total Revenue	3,416,410	653,257

Cost of Sales	2,176,000	46,679

Gross Profit	1,240,410	606,578

Operating expenses:
Selling, general and administrative	2,041,756	1,623,956
Total operating expenses	2,041,756	1,623,956
Loss from operations	(801,345)	(1,017,378)

Other income (expenses):
Interest expense	(41,681)	–
Change in fair value of contingent liability - LP&L acquisition	(7,000)	–
Total non-operating expenses	(48,681)	–

Loss from operations before income taxes, non-controlling interest, and discontinued operations	(850,026)	(1,017,378)

Net Loss	(850,026)	$(1,017,378)

Net Loss attributable to non-controlling interest	43,117	45,066

Net loss attributable to Premier Holding Corporation	(806,910)	(972,312)

Net income (Loss) per common share — basic and diluted	$(0.00)	$(0.01)

Weighted average common shares – basic and diluted	183,365,454	111,847,320

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For three months ended
	March 31,
	2015	2014
Operating Activities:
Net loss	(850,027)	(1,017,378)
Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	70,000	241,781
Warrant and option issued for service	64,127	–
Amortization and depreciation expense	13,169	17,154
Change in operating assets and liabilities:
Accounts receivable	(41,579)	(105,376)
Prepaid expenses	17,623	(9,390)
Accounts payable and accrued liabilities	15,211	(38,180)
Accrued Revenue	64,723	–
Inventory	27,517	–
Collateral deposit and postings	150,000	–
Net cash used in operating activities	(469,236)	(911,389)

Financing activities:
Advance from related party payable	17,218	80,709
Payment for note payable - related party	(24,736)	–
Payment for notes payable	(191,360)	–
Proceeds from common stock payable	6,001	–
Proceeds from issuance of common stock	97,664	764,534
Proceeds from convertible notes payable	508,000	–
Net cash provided by financing activities	412,787	845,243

Net decrease in cash	(56,449)	(66,146)

Cash at beginning of period	696,790	781,569
Cash at end of period	$640,341	$715,423

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

Premier’s wholly owned subsidiary Energy Efficiency Experts (“E3”) is a U.S. energy service company offering energy efficiency products and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public so long as the product and the solutions fit the market segment. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio, and energy reduction technologies in smart lighting controls, LED lighting, energy and power control management systems, and other clean technologies specific to its market.

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

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. As of March 31, 2015, this note is in default. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member.

The Company defaulted on its purchase obligations for the LPL in April 2015, which required installment payments every 90 days but no payment had been made in 2015. Per the acquisition agreement, any failure to make timely payments as set forth under the purchase price notes, the original member in Lexington shall have the right to promptly (i) terminate the acquisition agreement and any further obligation hereunder; and (ii) the sale and transfer of Purchased Interests to the Purchaser shall be deemed terminated (the “Termination Rights”); provided, that the Purchaser shall be entitled to retain an amount of Membership Interests equal to (x) the amount of issued and outstanding Membership Interests issued and outstanding multiplied by (y) the quotient of (i) the amount of cash actually paid by the Purchaser pursuant to the Purchase Price Note and (ii) $6,000,000. Both parties are still in the process to finalize the settlement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Premier Holding Corporation, LP&L, E3 and TPC as of and for three months ended March 31, 2015. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying condensed consolidated financial statements include the estimate of doubtful accounts receivable, valuation in stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of and March 31, 2015 and 2014.

As required by the Loan Energy Services Agreement (“LESA”) for LP&L, all utility payments from customer collections have been assigned by the Company and are deposited into a bank account controlled by the lender. Disbursements from the controlled account are subject to specific priority (“waterfall”) provisions and has to be approved by the lender. As of March 31, 2015, the total balance for this bank account is $37,294.

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

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of March 31, 2015 and December 31, 2014, the balance of allowance for bad debts were $27,136 and $0, respectively.

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

Earnings/Loss Per Share

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of March 31, 2015, the Company has 3,800,000 stock options outstanding and 4,643,027 warrants outstanding. As of December 31, 2014, the Company has 3,800,000 stock options outstanding and 2,793,694 warrants outstanding. Convertible debt as of March 31, 2015 for $1,417,500, these convertible debt can be converted between six months to one year from the original loan agreement date.

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

Inventory

Inventory, which consists of natural gas, is a fungible commodity that is stated at the most recent cost, which is fair market value. The inventory value at March 31, 2015 and December 31, 2014 was $14,802 and $42,319.

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

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $22,133,549. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 4 – OTHER ASSETS-COLLATERAL POSTINGS AND DEPOSIT

Collateral Postings and Deposit represent collateral balances held by the ISO for electricity and by various pipeline transmission entities for natural gas. Collateral postings held by the ISO as of March 31, 2015 were $62,145. Natural gas collateral postings as of March 31, 2015 were $74,852. The $200,000 collateral deposit held by the ISO as of March 31, 2015 will be repaid by the ISO only when the Company ceases selling electricity to its customers and, as such, has been classified as non-current. All collateral balances are financed pursuant to the current Loan Energy Services Agreement (“LESA”).

NOTE 5 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of March 31, 2015 and December 31, 2014:

	Active ES Lighting Controls, Inc.	The Power Company USA,LLC	Lexington Power & Light, LLC	Total Company
Balances as of January 1, 2014:	$55,750	$4,500,000	$–	$4,555,750
Aggregate goodwill acquired	–	–	2,859,151	2,859,151
Impairment losses	(55,750)	(500,000)	(2,859,151)	(3,414,901)
Balance as of December 31, 2014:	$–	$4,000,000	$–	$4,000,000
Aggregate goodwill acquired	–	–	–	–
Impairment losses	–	–	–	–
Balance as of March 31, 2015:	$–	$4,000,000	$–	$4,000,000

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

The total purchase price for The Power Company USA, LLC acquisition was allocated as follows:

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

NOTE 6 – INTANGIBLES ASSETS, NET

The following table presents details of the Company’s total purchased intangible assets as of December 31, 2014:

	Balance 12/31/2013	Additions	Amortization	Impairment	Balance 12/31/2014
IP/Technology – Patents	$120,092	$–	$(33,514)	$(86,578)	$–
Non-compete Agreement	65,232	–	(7,600)	(57,632)	–
Trademarks & Service Marks	16,042	–	(16,042)	–	–
	$201,366	$–	$(57,156)	$(144,210)	$–

For three months ended March 31, 2015 and 2014, the Company’s recorded amortization expense related to the purchased intangibles of $0 and $17,154, respectively.

Note 7 – LOAN ENERGY SERVICES AGREEMENT

In December 2011, LP&L entered into a three year Loan Energy Services Agreement (“LESA”) with a private lender for a $5,000,000 line-of-credit to finance 90% of POR related Accounts Receivable and Accrued Revenue, 80% of Inventory and 80% of the present value of variable and fixed price contracts. The lender charges 10% per annum on the monthly line utilization and the deferred supply balance, if any, plus 1% per annum as a commitment fee on the unused portion of the line. Utilization is defined as the largest balance outstanding on any given day during the month that is the total of all collateral postings and deposits, the mark-to-market exposure and the current supply balance payable. The lender also advanced monies that were used for a customer marketing program in 2013 and charges 15% per annum on the outstanding balance related thereto. Utilization and commitment fees charged by the lender as interest expense for the three months ended March 31, 2015 were $43,797 and $5,047, respectively.

Also pursuant to the LESA, the lender charges monthly commodity fees based of the volume of electricity and natural gas purchases at a rate of $2.25 per MWh and $.13 per MMBtu, respectively. The lender also charges 2% of the electric capacity purchased each month. The lender charged total commodity fees of $55,116 for three months ended March 31, 2015, which were included in Cost of Sales.

As required by the LESA, all utility payments from customer collections have been assigned by the Company and are deposited into a bank account controlled by the lender. Disbursements from the controlled account are subject to specific priority (“waterfall”) provisions.

On April 28, 2015, the LESA was renewed for an additional twelve months pursuant to amended terms and conditions (see Note 14).

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and March 9, 2015, the Company entered into convertible notes with external parties for use as operating capital for a total of $1,164,500. The convertible notes payable agreements require the Company to repay the principal, together with 10-18% annual interest by the agreements’ expiration dates ranging between July 15 and March 9, 2020. The notes are secured and mature five years from the issuance date. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of closing market price on the last day of the month upon which the maturity date falls.

Between March 9 and March 31, 2015, the Company entered into convertible notes with external parties for use as operating capital for a total of $253,000. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9 and March 30, 2018. The notes are secured and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued along with each note, (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date. (2) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date.

During three months ended March 31, 2015, the Company recorded an interest expense of $40,493.

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

NOTE 9 – NOTES PAYABLE

As of March 31, 2015, notes payable includes financed collateral postings and the marketing program balance of $137,040 and $500,000, respectively pursuant to the LESA (see Note 7). The Long Term Note Payable is related to the collateral deposit held by the ISO of $200,000 as of March 31, 2015. Interest charged by the lender related to the financed collateral postings for three months ended March 31, 2015was included in the utilization charges of $43,797. Interest expense related to the financed marketing program for three months ended March 31, 2015 was $34,075.

On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $325,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $40,625 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $40,625 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. As of March 31, 2015, outstanding balance of this note is $315,375. The Company is in default on this note in 2015 due to no installments paid.

On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $175,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $21,875 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $21,875 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. As of March 31, 2015, outstanding balance of this note is $167,975. The Company is in default on this note in 2015 due to no installments paid.

During 2013, The Power Company USA, LLC Share Exchange entered into a line of credit with Energy Me in amount of $50,000. This loan bears no interest, and shall be repaid $2,000 per month. As of March 31, 2015, outstanding balance of this loan is $2,000.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2015 there were 200,000 preferred shares issued and outstanding.

On March 31, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A”). As of March 31, 2015, the Company filed a Certificate of Designation for the Company’s Series A in Nevada. No shares of Series A have been issued, but the Company is authorized to issue up to 7,000,000 shares. In general, each share of Series A Non-Voting Convertible Preferred Stock has no voting or dividend rights, a Stated Value of $1.00 per share, and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value.

On April 8, 2014, the Company entered into preferred stock purchase agreements with an investor for the sale of 200,000 shares of its preferred stock at $1 per share in total of $200,000.

Common Stock

During three months ended March 31, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 3,116,142 shares of its common stock in amount of $97,664. Additionally, 1,000,000 shares of common stock were issued for certain consulting services provided in 2014 valued at $0.07 per share, based upon the fair value of the common stock on the measurement date in total of $70,000 which was recognized as reduction of debt. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

A summary of option activity as of March 31, 2015 and changes during three months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	3,800,000	$0.04	1.1	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at March 31, 2015	3,800,000	$0.04	0.85	–
Options vested and exercisable at March 31, 2015	3,800,000	$0.04	0.85	–

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

In addition the Corporation agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. As of March 31, 2015, $545,197 has been recorded as his stock based compensation. As of March 31, 2015, there was $327,119 unrecognized cost related to the stock options, which will be recognized in 2015.

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

Common Stock Warrants

A summary of non-employee warrant activity during three months ended as of March 31, 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2015	2,793,694	$0.157	1.10

Granted	1,849,333	0.150	3.46
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at March 31, 2015	4,643,027	$0.175	1.89

Warrants vested and exercisable at March 31, 2015	4,643,027	$0.175	1.89

NOTE 11 – RELATED PARTY TRANSACTIONS

During three months ended March 31, 2015 and March 31, 2014, Mr. Letcavage (directly or through related entities) recorded $60,000 and $60,000 respectively as compensation for his role as our CEO.

Name of related parties	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of Premier Holding Corporation
Jamp Promotion	Company owned by Patrick Farah, the managing director of The Power Company
Sebo Service	Company owned by Shadie Kalkas, the managing director of The Power Company

	December 31, 2014	March 31, 2015
iCapital Advisory-Consulting services	$80,750	$127,363
Commission to Jamp Promotion	85,462	56,067
Commission to Sebo Service	36,021	36,021
	202,233	219,451

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory, whether those two companies have any income (losses) as of March 31, 2015, it would not be absorbed by Premier Holding Corporation.

Lexington – Related Party Note Payable

Includes a balance of $117,124 at March 31, 2015, which represents monies previously advanced to LP&L by the minority members for working capital. The amount due is unsecured, non-interest bearing and is payable upon demand.

NOTE 12 – LITIGATION

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts. As of March 31, 2015, the Company has paid six payments total of $48,000, which $62,000 remaining balance reflected on the balance sheet at March 31, 2015.

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

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in Accounts Payable and Accrued Expenses at March 31, 2015.

NOTE 13 – SEGMENT REPORTING

The Company operates in two segments which are characterized as: (1) Deregulated power broker in TPC and (2) sells electricity and natural gas in LP&L.

The following tables summarize segment information for three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Net revenue
TPC	$1,089,085	$653,257
LP&L	2,287,851	–
Parent Company & Others	39,474	–
Consolidated	$3,416,410	$653,257
Gross profit
TPC	$1,089,085	$606,578
LP&L	143,104	–
Parent Company & Others	8,221	–
Consolidated	$1,240,410	$606,578
Income (Loss) from operations
TPC	$(11,986)	$(147,007)
LP&L	(271,463)	–
Parent Company & Others	(517,896)	(870,371)
Consolidated	$(801,345)	(1,017,378)

NOTE 14 – SUBSEQUENT EVENTS

On April 28, 2015, the LESA was renewed with the same lender for an additional twelve months and will automatically extend for an additional two years if LP&L fails to provide at least 90 days written notice prior to the end of month twelve. The $5,000,000 line-of-credit facility will finance 100% of cash on deposit in lender controlled accounts, 90% of POR related Accounts Receivable (less any taxes owing and POR fees), 85% of Non-POR Accounts Receivable (less any taxes owing), 80% of Natural Gas Storage Inventory and the Adjusted Forward Value of Customer Contracts, the sum total of which will be reduced by 60 days of estimated operating expenses. The lender will charge 6% per annum on utilization related to the current supply balance and mark-to market exposure, 10% per annum on utilization related to third party postings and any deferred supply balance, 15% per annum on actual working capital advances plus 1% per annum as a commitment fee on the unused portion of the line. The lender will also charge monthly commodity fees based of the volume of electricity and natural gas purchases at an initial rate of $1.25 per MWh and $.08 per MMBtu, respectively. The commodity fee for electric will volumetrically reduce to $.75per MWh beginning when LP&L has contracted Residential Customer Equivalents (RCE’s) in excess of 50,000. The lender will also charge 1% of the electric capacity purchased each month. As part of the renewal, the lender required the current outstanding working capital balance of $500,000 related to the 2013 customer marketing program to be repaid over 25 months with payments of approximately $24,000 per month including interest at a rate of 15% per annum.

The Company defaulted on its purchase obligations for the LPL in April 2015, which required installment payments every 90 days but no payment had been made in 2015. Per the acquisition agreement, any failure to make timely payments as set forth under the purchase price notes, the original member in Lexington shall have the right to promptly (i) terminate the acquisition agreement and any further obligation hereunder; and (ii) the sale and transfer of Purchased Interests to the Purchaser shall be deemed terminated (the “Termination Rights”); provided, that the Purchaser shall be entitled to retain an amount of Membership Interests equal to (x) the amount of issued and outstanding Membership Interests issued and outstanding multiplied by (y) the quotient of (i) the amount of cash actually paid by the Purchaser pursuant to the Purchase Price Note and (ii) $6,000,000. Both parties are still in the process to finalize the settlement.

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

2015 Activities

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

E3 is finding success in recruiting LED resellers whose clients have declined an LED sale and going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes auto dealerships, warehouses, and parking structures, etc.

The energy services business has contributed very small amount of revenues to our overall financial performance as of March 31, 2015, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

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

Revenue

Revenue for three months ended March 31, 2015 was $3,416,410 compared to $653,257 for three months ended March 31, 2014. The increase was due to the acquisition of Lexington in 2014 and increasing sales of TPC.

Cost of Goods Sold

Cost of goods sold for three months ended March 31, 2015 was $2,176,000 compared to $46,679 for three months ended March 31, 2014. The increase was due to the acquisition of Lexington in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses for three months ended March 31, 2015 were $2,041,756, compared to $1,623,956 for three months ended March 31, 2014. The increase in expenses during three months ended March 2015 was mainly due to acquisition of Lexington in 2014.

Net Loss

For three months ended March 31, 2015, Premier had a net loss of $850,026 as compared to a net loss of $1,017,378 for three months ended March 31, 2014. Premier’s accumulated deficit as of March 31, 2015 was $22,133,549. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Liquidity and Capital Resources

During three months ended March 31, 2015, cash flow from operations were not sufficient to meet operating commitments. Cash flow from operations are expected to be insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2015.

As of March 31, 2015, working capital deficit was $3,031,322 and cash was $640,341 while at March 31, 2014 working capital was $2,493,717 and cash was $696,790. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Net cash used in or provided by operating, investing and financing activities for three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
Net cash (used) in operating activities	$(469,236)	(991,389)
Net cash provided (used) in investing activities	$–	–
Net cash provided by financing activities	$412,787	845,243

The changes in net cash used in operating activities are attributable to net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above. Net cash provided by financing activities relates primarily to cash received from sales of common stock.

Going Concern

The Company has sustained net losses of $22,133,549 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of its financial condition and results of operations is based upon the Company’s unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, the Company evaluates its critical accounting policies and estimates. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies and estimates are discussed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Premier is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Premier has been threatened, except as noted below.

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts, which is reflected on the balance sheet at March 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During three months ended March 31, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 3,116,142 shares of its common stock in amount of $97,664. Additionally, 1,000,000 shares of common stock were issued for certain consulting services provided in 2014 valued at $0.07 per share, based upon the fair value of the common stock on the measurement date in total of $70,000 which was recognized as reduction of debt. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering

Item 3. Defaults Upon Senior Securities

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

Premier Holding Corporation

May 20, 2015	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

