Form 10-K/A
period 2013-12-31
PREMIER HOLDING CORP.
filed 2015-07-15
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

PREMIER HOLDING CORPORATION

Consolidated Statements of Operations

For the years ended December 31, 2013 and 2012

	December 31,
	2013	2012
Revenues	$1,804,980	$–
Cost of Sales	39,214	–
Gross Profit	1,765,766	–

Operating expenses:
Selling, general and administrative	6,955,779	1,357,165
Total operating expenses	6,955,779	1,357,165
Operating loss	(5,190,013)	(1,357,165)

Other expense:
Interest expense	–	(1,295)
Total other expense	–	(1,295)

Loss before income taxes, non-controlling interest, and discontinued operations	(5,190,013)	(1,358,460)

Income taxes	–	–

Loss before non-controlling interest and discontinued operations	(5,190,013)	(1,358,460)

Income / (Loss) from discontinued operations	985,138	(756,912)

Income (loss)	(4,204,875)	(2,115,372)

Net loss attributable to non-controlling interest	199,918	–

Net loss attributable to Premier Holding Corporation	$(4,004,957)	$(2,115,372)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operation	$(4,990,095)	$(1,358,460)
Net loss per common share — basic and diluted	$(0.04)	$(0.03)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Net income (loss) from discontinued operations	985,138	(756,912)
Net income (Loss) per common share from discontinued operations — basic and diluted	0.01	(0.02)

Weighted average number of common shares outstanding during the period	111,847,320	47,892,487

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statements of Cash Flows

For the years ended December 31, 2013 and 2012

	December 31,
	2013	2012
Operating Activities:
Net loss attributable to Premier Holding Corporation	$(4,004,957)	$(2,115,372)

Adjustments to reconcile net loss to cash used in operations:
Share based payments issued for services	2,073,115	475,930
Amortization and depreciation expense	70,374	28,589
Imputed Interest expense	–	298
Loss attributable to non-controlling interest of consolidated subsidiary	(199,918)	–

Change in operating assets and liabilities:
Accounts receivable	(310,300)	–
Prepaid expenses	2,334	(15,467)
Other assets	52,500	–
Accounts payable	340,178	32,746
Net cash provided by discontinued operation	(985,138)	–
Accrued expenses	–	116,138
Net cash used in operating activities	(2,961,812)	(1,477,138)

Investing activities:
Purchase of vehicle	(21,109)	–
Cash paid for acquisition of Active ES	–	(31,570)
Payments for Investment in the Power Company		(52,500)
Net cash used in investing activities	(21,109)	(84,070)

Financing activities:
Advance from related party payable	–	120,098
Proceeds from issuance of common stock	3,698,180	1,230,473
Proceeds / payments - notes payable	22,000	(5,000)
Net cash provided by financing activities	3,720,180	1,345,571

Net increase (decrease) in cash	737,259	(215,637)

Cash at beginning of period	44,311	259,948

Cash at end of period	$781,570	$44,311

Supplemental Schedule of Non-Cash Investing and Financing Activities
Common stock issued for acquired assets	$4,500,000	$390,000

Note receivable related to sale of subsidiary	$869,000	$–
Supplemental Cash flow Information
Interest Paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statements of Shareholder's Equity

	Common Stock		Additional Paid-in	Common Stock	Minority Interest in	Accumulated	Deficit Accumulated During Development
	Shares	Amount	Capital	Payable	Subsidiary	Deficit	Stage	Total
Balance as of December 31, 2011	44,007,020	$4,401	$7,282,103	$–		$(7,026,556)	$(3,293,586)	$259,948
Common Stock Options & Warrants issued for services			115,930					115,930
Common Stock issued after exercise of Warrants	375,000	38	4,420					4,458
Common Stock issued for services	2,740,000	274	359,726					360,000
Common Stock issued for cash	7,922,529	792	1,225,223					1,226,015
Common Stock issued for acquisition of Active ES	750,000	75	179,925					180,000
Common Stock payable for acquisition of Active ES				210,000				210,000
Imputed interest			298					298
Net loss						(2,115,372)	(2,115,372)	(2,115,372)
Balance, December 31, 2012	55,794,549	5,580	9,167,625	210,000		(9,141,928)	(5,408,958)	241,277
Common Stock issued for services	10,639,362	1,064	2,034,369					2,035,433
Common Stock Options & Warrants issued for services			37,682					37,682
Common Stock issued for cash	45,337,731	4,534	3,107,205					3,111,739
Common Stock issued for cash with warrants	8,356,686	836	585,606					586,441
Minority Interest in Subsidiary					20,562			20,562
Stock issued to Active ES	875,000	88	209,912	(210,000)				0
Shares for TPC	30,000,000	3,000	4,497,000					4,500,000
Net Loss					(199,918)	(4,004,957)		(4,204,875)
Balance December 31, 2013	151,003,328	$15,101	$19,639,399	$–	$(179,356)	$(13,146,885)	($5,408,958)	$6,328,259

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

Revenue Recognition

The Company’s wholly owned Energy Efficiency Experts, Inc. and The Power Company USA, LLC. offer renewable energy production and energy efficiency products and services to both commercial middle market companies as well as residential customers. In accordance with the requirements of ASC 605-10-599, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. Revenue generated from commercial and residential electricity usage is supported by annual (or longer) contracts with users, which the Company earns commissions from power suppliers when executed. The commission revenue is recognized when the contract is signed, and the performance is completed, with an appropriate allowance for estimates cancellation.

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

The acquisition has been accounted for as an asset purchase and the Company valued all assets and liabilities acquired at their fair values on the date of acquisition.

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

The Power Company USA, LLC Share Exchange

On February 28, 2013 Premier acquired 80% of the outstanding membership units of the The Power Company USA, LLC, an Illinois limited liability company (“TPC” or “The Power Company”), a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000. The Power Company had over 14,000 residential and commercial customers. The initial accounting for the business combination is not complete because the evaluations necessary to assess the fair values of certain net assets acquired and the amount of goodwill to be recognized are still in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments will affect the acquisition-date fair value of goodwill. The primary reason for acquisition of TPC at the time of the acquisition and factors that make up the goodwill recognized was TPC as a marketing firm in the energy business, and PRHL as an operator, supplier, and manager of energy related company. PRHL management believed that the skills and experience provided by the management and staff of TPC are a competitive advantage to PRHL as we continue to expand our footprint in the energy management business

The total purchase price for the The Power Company USA, LLC acquisition was allocated as follows:

Goodwill	$4,500,000
Total assets acquired	$4,500,000
The Purchase price consists of the following:
Common Stock	$4,500,000
Total purchase price	$4,500,000

For the year ended December 31, 2013, $250,000 of amortization expense of goodwill is tax deductible,

	Revenue	Earnings
Actual from 2/28/2013–12/31/2013	$1,755,211	$(925,023)
Supplemental pro forma from 1/1/2013-12/31/2013	$2,001,828	$(5,279,635)
Supplemental pro forma for 1/1/2012-12/31/2012	$0	$(1,414,741)

The changes in the carrying amount of goodwill for the year ended December 31, 2013, are as follows:

Balance as of January 1, 2013
Goodwill - Active ES	$138,000
Accumulated impairment losses	–
138,000
Goodwill acquired during the year - TPC	4,500,000
Impairment losses	–
Goodwill related to 20% non-controlling interest	(82,250)

Balance as of December 31, 2013
Goodwill	4,555,750
Accumulated impairment losses	–
$4,555,750

The pro forma information below present statements of operations data as if the acquisition of TPC took place on January 1, 2012.

PREMIER HOLDING CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations

(Unaudited)

	2013	2012
	Pro Forma	Pro Forma
Revenue	2,001,828	–

Cost of Sales	39,214	–
	–	–
Gross Profit	1,962,614	–

Operating expenses:
Selling, general and administrative	7,242,249	1,413,446
Total operating expenses	7,242,249	1,413,446
Loss from operations	(5,279,635)	(1,413,446)

Other income (expenses):
Interest expense	–	(1,295)
Total non-operating expenses	–	(1,295)

Income/(Loss) from operations before income taxes, non-controlling interest, and discontinued operations	(5,279,635)	(1,414,741)

Income taxes	–	–

Income/(Loss) before non-controlling interest and discontinued operations	(5,279,635)	(1,414,741)

Net Income/(Loss) attributable to non-controlling interest	217,842	11,256

Income/ Loss from discontinued operations	985,138	(756,912)

Net Profit (Loss) attributable to Premier Holding Corporation	$(4,076,655)	$(2,160,397)

Net loss from continuing operations	(5,061,793)	(1,403,485)

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

From October 1, 2013 to December 31, 2013, the Company issued 10,639,362 shares of common stock to various consultants for services. A compensation expense of $2,035,433 was recorded during the period ended December 31, 2013.

During the year 2013, the Company entered into several of stock purchase agreements with various investors for sale of 45,337,731 shares of its common stock. The sales closed and cash of an aggregated amount $3,111,739 was received.

During the year 2013, the Company entered into difference series of stock purchase agreements for cash and with warrants attached for a total of 8,356,686 shares of the Company’s common stock for the sale of $586,441.

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

A summary of option activity as of December 31, 2013 and changes during the year ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2013	150,000	$0.33	2.25

Granted	50,000	0.25	4.00
Exercised	–	–	–
Canceled/forfeited/expired			–
Outstanding at December 31, 2013	200,000	$0.25	3.61

Options nonvested and exercisable at December 31, 2013	–	–	–
Options vested and exercisable at December 31, 2013	200,000	$0.25	3.61

Common Stock Warrants

During the year 2013, the Company has issued 8,356,686 shares of common stock with warrants attached for an aggregated price of $586,441 and the terms of the subscription were: for each 4 shares purchased, the purchaser received 2 warrants, one warrant with future price of $0.15 and a second warrant with a future price of $0.20, both warrants expire two years from the closing date (1,071,847 at $0.15 and 1,071,847 at $0.20). The total estimated value using the Black-Scholes model.

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

NOTE 8 – DISCONTINUED OPERATIONS

The Company acquired assets from WEPOWER, LLC during 2011. WEPOWER, Ecolutions, Inc. was expected to offer clean energy products and services to commercial markets, developers, and management companies of large scale residential developments. In 2012, WEPOWER Ecolutions, Inc was classified as held for sale under the requirements of ASC 360-10-45-9, and therefore, the result of its operations are reported in discontinued operations in accordance with ASC 205-20-45-3. On January 7, 2013, Premier Holding Corporation (“PRHL”), acting through its wholly owned subsidiary, WEPOWER Ecolutions, Inc., completed the sale of assets under an Asset Purchase Agreement with WEPOWER Eco Corp., a newly formed entity, controlled by Kevin B. Donovan, PRHL’s former CEO. PRHL sold certain assets related solar energy, wind power projects, energy efficiency projects in real estate, and fuel efficiency for diesel and gasoline engines for a note payable for $5,000,000, no interest (valuation on the note is $869,000 by using the Enterprise Value with discounted cash flows method) WEPOWER Eco Corp. assumed $116,138 in liabilities, acquired three patents, six trademarks, and twenty-eight contracts. Further, PRHL and WEPOWER Eco Corp. agreed to certain exclusive business opportunities, fifteen exclusive opportunities and nineteen exclusive for nine months. A Mutual General Release between PRHL, WEPOWER Ecolutions, Inc., WEPOWER Eco Corp., and the former directors and officers, Kevin Donovan, Frank Schulte, and Thomas C. Lynch was signed, and executed on January 4, 2013 releasing all parties from all claims, from whatever source.

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

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under supervision and with the participation of management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

For the Report of Management on Internal Control and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Management’s Annual Report on Disclosure Controls and Procedures over Financial Reporting

Our management is responsible for establishing and maintaining adequate our disclosure controls and procedures over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

Because of its inherent limitations, our disclosure controls and procedures over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of our disclosure controls and procedures over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in our disclosure controls and procedures over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our disclosure controls and procedures over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment, management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our disclosure controls and procedures over financial reporting, were not effective at the reasonable assurance level:

1. We do not have written documentation of our disclosure controls and procedures policies and procedures. Written documentation of key our disclosure controls and procedures over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2013. Management evaluated the impact of our failure to have written documentation of our disclosure controls and procedures and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic our disclosure controls and procedures. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our disclosure controls and procedures over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of our disclosure controls and procedures we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective disclosure controls and procedures once resources become available. We also expect to add to our Board of Directors an independent financial expert, and to form an Audit Committee.

Changes in on Disclosure Controls and Procedures over Financial Reporting

There were no changes in our disclosure controls and procedures over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our disclosure controls and procedures over financial reporting.

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

Item 15. EXHIBITS

No.	Description	Incorporation By Reference
3.1	Articles of Incorporation, as amended	Filed on June 21, 2010 and incorporated herein by reference.
3.2	Bylaws	Filed on June 21, 2010 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer and our Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002	Filed herewith.
10.1	The Power Company residential supplier contract	Filed herewith.
10.2	The Power Company Commercial supplier contract	Filed herewith.
10.3	The Power Company residential customer contract	Filed herewith.
10.4	The Power Company commercial customer contract	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2015

Premier Holding Corporation

/s/ Randall Letcavage

Randall Letcavage

Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors, Principal Executive Officer and Principal Financial and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2015	/s/ Randall Letcavage Randall Letcavage Chairman of the Board of Directors
Date: July 14, 2015	/s/ Woodrow Clark Woodrow Clark Director
Date: July 14, 2015	/s/ Lane Harrison Lane Harrison Director

