Form 10-Q
period 2015-06-30
PREMIER HOLDING CORP.
filed 2015-08-19
CIK 1030916

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock of the registrant outstanding as of August 15, 2015 was 189,218,861.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2015	2014
	(Unaudited)
Current Assets
Cash	$779,996	$673,092
Accounts receivable	516,630	299,268
Prepaid expenses	15,631	21,623
Total Current Assets	1,312,257	993,983
Other Assets
Equipment, net	84,046	21,729
Goodwill	4,000,000	4,000,000
Assets of discontinued operations	–	1,876,694
Total Assets	$5,396,303	$6,892,406

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$411,208	$738,214
Related party payable	164,838	202,233
Convertible note, net	2,026,774	909,500
Contingent liability – LP&L acquisition	–	692,500
Notes payable	59,663	445,500
Current liabilities of discontinued operations	–	2,342,619
Total Liabilities	2,662,483	5,330,566

Commitments and Contingencies
Lawsuit liability	50,000	74,000

Stockholders’ Equity:
Preferred Stock, 50,000,000 shares authorized, par value $.0001, 200,000 issued and outstanding	20	20
Common Stock, 450,000,000 shares authorized, par value $.0001, 189,218,861 and 181,567,085 shares issued and outstanding, respectively	18,922	18,157
Common stock to be issued	101,640	289,060
Stock subscription Payable	–	(10,495)
Treasury stock	(869,000)	(869,000)
Additional paid in capital	24,894,837	23,886,440
Accumulated deficit	(21,127,570)	(21,326,640)
Total Premier Holding Corporation stockholders’ equity	3,018,849	1,987,542
Non-controlling interest	(335,029)	(499,702)
Total Stockholders’ Equity	2,683,820	1,487,840
Total Liabilities and Stockholders’ Equity	$5,396,303	$6,892,406

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue
TPC commission revenue	$1,074,463	$778,780	$2,163,548	$1,372,617
Product revenue	189,469	–	228,943	59,420
Total Revenue	1,263,932	778,780	2,392,490	1,432,037

Cost of Sales	128,775	22,710	160,027	69,389

Gross Profit	1,135,157	756,070	2,232,463	1,362,648

Operating expenses:
Selling, general and administrative	1,921,055	1,642,494	3,548,243	3,266,450
Total operating expenses	1,921,055	1,642,494	3,548,243	3,266,450
Loss from operations	(785,898)	(886,424)	(1,315,780)	(1,903,802)

Other income (expenses):
Interest expense	(69,078)	–	(110,759)	–
Loss on settlement of lawsuit	–	(110,000)	–	(110,000)
Total non-operating expenses	(69,078)	(110,000)	(110,759)	(110,000)

Loss from operations before income taxes, non-controlling interest, and discontinued operations	(854,976)	(996,424)	(1,426,539)	(2,013,802)

Income taxes	–	–	–	–

Loss before non-controlling interest and discontinued operations	(854,976)	(996,424)	(1,426,539)	(2,013,802)

Discontinued Operations:
Loss from discontinued operations	(278,463)	–	(278,463)	–
Gain on disposal of Lexington	1,852,884	–	1,852,884	–
Income from discontinued operations	1,574,421	–	1,574,421	–

Net income (loss)	$719,445	$(996,424)	$147,883	$(2,013,802)

Net income attributable to non-controlling interest	8,071	40,376	51,188	85,442

Net income (loss) attributable to Premier Holding Corporation	727,516	(956,048)	199,071	(1,928,360)

Net Loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operation	$(846,904)	$(956,048)	$(1,375,350)	$(1,928,360)
Net income (Loss) per common share — basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Net loss from discontinued operations	(278,463)	–	(278,463)	–
Net income (Loss) per common share from discontinued operations — basic and diluted	–	–	–	–

Weighted average common shares – basic and diluted	188,069,601	150,705,894	185,730,404	141,469,265

See accompanying notes to unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For six months ended
	June 30,
	2015	2014
Operating Activities:
Net income (loss)	147,883	(2,013,802)
Adjustments to reconcile net loss to cash used in operations:
Gain on disposal of Lexington	(1,852,883)	–
Share based payments issued for services	77,500	521,718
Cancellation of stock issuance for services	–	(480,000)
Warrant and option issued for service	224,555	–
Amortization and depreciation expense	4,846	32,119
Extinguishment of debt	–	(12,000)
Change in operating assets and liabilities:
Accounts receivable	(217,362)	(138,997)
Prepaid expenses	5,992	610
Accounts payable and accrued liabilities	(351,006)	24,185
Net cash provided by discontinued operation	415,292	–
Net cash used in operating activities	(1,545,183)	(2,066,167)

Investing activities:
Purchase of Equipment	(67,163)	(6,255)
Net cash provided by discontinued operation	57,526	–
Net cash used in investing activities	(9,637)	(6,255)

Financing activities:
Advance (payment) from related party payable	(37,395)	119,995
Proceeds from notes payable	51,663	–
Proceeds from issuance of preferred stock	–	200,000
Proceeds from common stock payable	97,640	–
Proceeds from issuance of common stock	110,566	993,474
Proceeds from convertible notes payable	1,439,250	–
Common stock to be issued	–	620,050
Net cash provided by financing activities	1,661,724	1,933,519

Net increase (decrease) in cash	106,904	(139,170)

Cash at beginning of period	673,092	781,569
Cash at end of period	$779,996	$642,399

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

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. As of June 30, 2015, this note is in default. Under the Agreement, Premier had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member.

The Membership Purchase agreement was terminated on April 7, 2015 due to Premier Holding Corp’s default on its purchase obligations for the LP&L.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

The unaudited condensed consolidated financial statements of the Company and the accompanying notes included in this Quarterly Report on Form 10-Q are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the Condensed Consolidated Financial Statements have been included. Such adjustments are of a normal, recurring nature. The Condensed Consolidated Financial Statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The interim Condensed Consolidated Financial Statements should be read in conjunction with that Annual Report on Form 10-K. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Principles of Consolidation

The unaduited condensed consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for six months ended June 30, 2015. All significant intercompany transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term cash investments that have an initial maturity of 90 days or less. The Company had no cash equivalents as of and June 30, 2015 and December 31, 2014.

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

Energy Efficiency Experts, Inc., offers energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605-10-S99 the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. For sales related to Southern California Edison rebate program, the company is authorized and pre-approved to submit rebates on behalf of its clients. Upon product delivery, only sales tax is collected from customer directly, and the total amount of the revenue becomes collectable through submission of rebate application to Southern California Edison and rebate is assigned and delivered directly to the Company, therefore revenue is recognized when the product is delivered and rebate application is submitted to Southern California Edison.

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

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days the customer is contacted to arrange payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of June 30, 2015 and December 31, 2014, the balance of allowance for bad debts were $27,136 and $0, respectively.

Non-controlling Interest

Non-controlling interests in our subsidiary is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. The Company maintains an 80% limited interest in The Power Company USA, LLC. and the remaining 20% non-controlling interest is held by The Power Company USA, LLC. Due to the termination of LP&L membership purchase agreement, Premier disposed 15% original Non-controlling Interest from Lexington in amount of $215,861 included in income on disposal of Lexington.

Earnings/Loss Per Share

The Company has adopted the FASB ASC Topic 260 regarding earnings / loss per share, which provides for calculation of “basic” and “diluted” earnings / loss per share. Basic earnings / loss per share includes no dilution and is computed by dividing net income / loss available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings / loss per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings / loss per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of June 30, 2015, the Company has 3,650,000 stock options outstanding and 8,836,361 warrants outstanding. As of December 31, 2014, the Company has 4,000,000 stock options outstanding and 2,793,694 warrants outstanding. Convertible debt as of June 30, 2015 for $2,348,750, these convertible debt can be converted between three months to one year from the original loan agreement date.

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

NOTE 3 – GOING CONCERN

The Company has sustained operating losses of $21,127,570. The Company’s continuation as a going concern is dependent on management’s ability to develop profitable operations, and / or obtain additional financing from its stockholders and / or other third parties.

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

NOTE 4 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of June 30, 2015 and December 31, 2014:

	Active ES Lighting Controls, Inc.	The Power Company USA,LLC	Lexington Power & Light, LLC	Total Company
Balances as of January 1, 2014:	$55,750	$4,500,000	$–	$4,555,750
Aggregate goodwill acquired	–	–	2,859,151	2,859,151
Impairment losses	(55,750)	(500,000)	(2,859,151)	(3,414,901)
Balance as of December 31, 2014:	$–	$4,000,000	$–	$4,000,000
Aggregate goodwill acquired	–	–	–	–
Impairment losses	–	–	–	–
Balance as of June 30, 2015:	$–	$4,000,000	$–	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 amortized over 15 years. The total amortization expense for six month ended June 30, 2015 is $133,333.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and June 30, 2015, the Company entered into convertible notes with external parties for use as operating capital for a total of $1,329,500. The convertible notes payable agreements require the Company to repay the principal, together with 10-18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and June 22, 2020. The notes are secured and mature five years from the issuance date. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of closing market price on the last day of the month upon which the maturity date falls.

Between March 9 and June 30, 2015, the Company entered into convertible notes with external parties for use as operating capital for a total of $1,019,250. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and June 29, 2018. The notes are secured and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued along with each note, (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date. (2) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date.

During six months ended June 30, 2015, the Company recorded an interest expense of $98,135.

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

NOTE 6 – NOTES PAYABLE

 On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $325,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $40,625 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $40,625 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. Due to the default of this note, acquisition related to this note payable is terminated on April 7, 2015, therefore, the Company is released for further payment because of the reversal of ownership interest in Lexington.

On October 22, 2014, the Company entered into a note for acquisition of 85% of Lexington in amount of $175,000. The notes payable agreements require the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $21,875 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $21,875 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. Due to the default of this note, acquisition related to this note payable is terminated on April 7, 2015, therefore, the Company is released for further payment because of the reversal of ownership interest in Lexington.

During 2013, The Power Company USA, LLC Share Exchange entered into a line of credit with Energy Me in amount of $50,000. This loan bears no interest, and shall be repaid $2,000 per month. As of June 30, 2015, this loan is fully repaid.

NOTE 7 – CAPITAL STOCK TRANSACTIONS

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2015 there were 200,000 preferred shares issued and outstanding.

On June 30, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A”). As of June 30, 2015, the Company filed a Certificate of Designation for the Company’s Series A in Nevada. No shares of Series A have been issued, but the Company is authorized to issue up to 7,000,000 shares. In general, each share of Series A Non-Voting Convertible Preferred Stock has no voting or dividend rights, a Stated Value of $1.00 per share, and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value.

On April 8, 2014, the Company entered into preferred stock purchase agreements with an investor for the sale of 200,000 shares of its preferred stock at $1 per share in total of $200,000.

Common Stock

During six months ended June 30, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 6,501,776 shares of its common stock in amount of $110,566. Additionally, 1,150,000 shares of common stock were issued for certain consulting services provided in 2015, based upon the fair value of the common stock on the measurement date in total of $77,500 which was recognized as reduction of debt. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.

Common Stock Options

A summary of option activity as of June 30, 2015 and changes during six months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	4,000,000	$0.02	4.17	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at June 30, 2015	3,650,000	$0.02	4.06	–
Options vested and exercisable at June 30, 2015	3,650,000	$0.02	4.06	–

On June 30, 2014, the Board of Directors of the Company approved a new Employment Agreement with the Company’s Chief Executive Officer, Randy Letcavage. The Employment Agreement has an effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options on 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options are vesting at the following rate:

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

In addition the Corporation agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. As of June 30, 2015, $545,197 has been recorded as his stock based compensation. As of June 30, 2015, there was $178,127 unrecognized cost related to the stock options, which will be recognized in 2015.

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

Common Stock Warrants

A summary of non-employee warrant activity during six months ended as of June 30, 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)

Outstanding at January 1, 2015	2,793,694	$0.157	1.10

Granted	6,042,667	0.180	3.03
Exercised	–	–	–
Canceled/forfeited/expired	–	–	–
Outstanding at June 30, 2015	8,836,361	$0.120	2.23

Warrants vested and exercisable at June 30, 2015	8,836,361	$0.120	2.23

NOTE 8 – DISCONTINUED OPERATION

Premier Holding Corp (“Premier”) acquired assets from Lexington Power and Light (“Lexington”) on October 22, 2014. Due to the default of the purchase agreement between Premier and Lexington and Light in April 7, 2015, Premier lost control as defined in the ASC noted below, over Lexington. Based on the requirements of ASC 810-10-55-4A, such that Premier will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the result of its operations are reported in Discontinued Operations in accordance with ASC 205-20-45-3.

Summarized operating results for the discontinuation of operations is as follows:

Fair value of consideration	$629,668
Fair value of retained non-controlling investment	–
Carrying value of NCI	(215,861)
413,807
Less: carrying value of former subsidiary's net assets	(1,439,077)
Gain on disposal of LP&L's interest and retained non-controlling investment	$1,852,884

Loss from discontinued operation from January 1, 2015 to April 7, 2015	$(278,463)

As of the date of deconsolidation:

a.  In accordance with ASC 810-10-40-5 we have recognized a gain of $1,852,884 related to this event;

b. Confirm that we have no carried value of assets related to our retained investment in LP&L, but retain a non-controlling equity interest, which is 1.56% of LP&L interest with fair value amount of $0;

c. We are presenting the gain on our income statement under the heading “Income from disposal of Lexington”.

d.  Premier analyzed the carrying value of LP&L’s net assets on the deconsolidation date, determined amount is $1,439,077 including the following,

Cash	$37,294
Accounts receivable	804,137
Inventory	14,802
Collateral Postings	136,997
Accrued Revenue	414,683
Fixed assets	29,475
Collateral Deposit	200,000
Accounts payable and accrued liabilities	(1,658,957)
Note Payable-related party	(117,124)
Note payable	(837,040)
Due to Premier	(463,344)
Carrying value of former subsidiary's net assets	$(1,439,077)

e. Management of Premier anticipates that it will have no involvement with the management of LP&L after the date of deconsolidation;

f. We confirm that this transaction was not with a related party; and

g. LP&L will not be a related party going forward after the deconsolidation.

NOTE 9 – RELATED PARTY TRANSACTIONS

During six months ended June 30, 2015 and June 30, 2014, Mr. Letcavage (directly or through related entities) recorded $90,000 and $90,000 respectively as compensation for his role as our CEO.

Name of related parties	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of Premier Holding Corporation
Jamp Promotion	Company owned by Patrick Farah, the managing director of The Power Company
Sebo Service	Company owned by Shadie Kalkas, the managing director of The Power Company

	December 31, 2014	June 30, 2015
iCapital Advisory-Consulting services	$80,750	$94,250
Commission to Jamp Promotion	85,462	24,567
Commission to Sebo Service	36,021	46,021
	202,233	164,838

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory and have assessed whether these two companies are variable interest entities (VIE). Based on the guidance provided in ASC 810, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory, whether those two companies have any income (losses) as of June 30, 2015, it would not be absorbed by Premier Holding Corporation.

NOTE 10 – LITIGATION

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts. As of June 30, 2015, the Company has paid six payments total of $60,000, which $50,000 remaining balance reflected on the balance sheet at June 30, 2015.

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

LP&L rents office space under several non-cancelable operating lease agreements in the same commercial building that commenced beginning in March 2014, all of which expire February 28, 2016. The future annual rental payments required under these operating lease agreements for 2015 and 2016 are $46,867 and $7,849, respectively. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this operating lease since April 7, 2015.

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in Accounts Payable and Accrued Expenses at June 30, 2015. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this loss contingency since April 7, 2015.

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

On October 22, 2014, Premier entered a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. Under the Agreement, Premier will acquire 85% of LP&L on the Closing Date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn out payments based upon EBITDA milestones during the 12 months following the Closing Date. Under the Agreement, Premier has a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L. Under the Agreement, Premier has the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock. Under the Agreement, Premier will limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. Also, there is earn out payments to the members of Lexington that the Company achieving an EBITDA of at least $2,500,000 for the most recent completed 12 fiscal months from the preceding year, the Company shall be entitled $500,000 cash and 2,500,000 shares of restricted common stock. In addition, in the event the purchaser or any subsidiary thereof does not direct customer referral resulting in gross revenues for the Company of at least $50,000,000 on an annual basis during the earn out period, the members shall be entitled to $500,000 and 2,500,000 shares of restricted common stock. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015,

Premier strives to serve its’ customers with diverse products and solutions to meet their energy needs. In executing this strategy, Premier leverages its core strengths of maintaining and growing strong and diverse supply relationships with retail and wholesale customers, and integrating its’ expertise in managing physical and financial risks.

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

E3 is finding success in the sale and installation of LED lighting both as direct sales to mid- and large- sized customers, and in utilizing rebate programs from power providers (SCE, etc.) The LED sales portion of E3 has grown over 400% from Q1 to Q2 of 2015. This program is being expanded to other utility districts.

E3 continues in recruiting LED resellers whose clients have declined an LED sale and going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes auto dealerships, warehouses, and parking structures, etc.

The energy services business has contributed very small amount of revenues to our overall financial performance as of June 30, 2015, as the sales cycles for these large projects can be very long, though Premier has seen closed sales with a municipality and very large proposals to large prospects such as ports, municipalities, big box stores, and fortune 500 companies.

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

Three months ended June 30, 2015 Compared To Three months ended June 30, 2014

Revenue

Revenue for three months ended June 30, 2015 was $1,263,932 compared to $778,780 for three months ended June 30, 2014. The increase was due to increasing sales of TPC and E3.

Cost of Goods Sold

Cost of goods sold for three months ended June 30, 2015 was $128,775 compared to $22,710 for three months ended June 30, 2014. The increase was due to increased sales of E3.

Selling, general and administrative expenses

Selling, general and administrative expenses for three months ended June 30, 2015 were $1,921,055, compared to $1,642,494 for three months ended June 30, 2014.

Net Loss

For three months ended June 30, 2015, Premier had a loss from continuous operation of $854,976 as compared to a net loss of $996,424 for three months ended June 30, 2014. Premier’s accumulated deficit as of June 30, 2015 was $21,127,570. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Six months ended June 30, 2015 Compared To six months ended June 30, 2014

Revenue

Revenue for six months ended June 30, 2015 was $2,392,490 compared to $1,432,037 for six months ended June 30, 2014. The increase was due to increasing sales of TPC and E3.

Cost of Goods Sold

Cost of goods sold for six months ended June 30, 2015 was $160,027 compared to $69,389 for six months ended June 30, 2014. The increase was due to increased sales of E3.

Selling, general and administrative expenses

Selling, general and administrative expenses for six months ended June 30, 2015 were $3,548,243, compared to $3,266,450 for six months ended June 30, 2014.

Net Loss

For six months ended June 30, 2015, Premier had a net loss from continuous operation of $1,426,539 as compared to a net loss of $2,013,802 for six months ended June 30, 2014. Premier’s accumulated deficit as of June 30, 2015 was $21,127,570. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Liquidity and Capital Resources

During six months ended June 30, 2015, cash flow from operations were not sufficient to meet operating commitments. Cash flow from operations are expected to be insufficient to meet operating commitments throughout the remainder of the fiscal year ending December 31, 2015.

As of June 30, 2015, working capital deficit was $1,350,226 and cash was $779,996 while at December 31, 2014 working capital deficit was $4,336,583 and cash was $673,092. Working capital is not expected to increase through revenues generated by Premier’s subsidiaries during the balance of this year.

Net cash used in or provided by operating, investing and financing activities for six months ended June 30, 2015 and 2014 were as follows:

	Six months ended June 30,
	2015	2014
Net cash (used) in operating activities	$(1,545,183)	(2,066,167)
Net cash provided (used) in investing activities	$(9,637)	(6,255)
Net cash provided by financing activities	$1,661,724	1,93333,519

The changes in net cash used in operating activities are attributable to net income adjusted for non-cash charges as presented in the statements of cash flows and changes in working capital as discussed above. Net cash provided by financing activities relates primarily to cash received from sales of common stock.

Going Concern

The Company has sustained net losses of $21,127,570 since inception additional funding may be required to sustain operations and satisfy contractual obligations for planned operations. The ability to establish the Company as a going concern may be dependent upon obtaining additional funding in order to finance planned operations.

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

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Premier is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Premier has been threatened, except as noted below.

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“WE”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against The Power Company, USA, LLC and Premier Holding Company alleging that TPC is in default under its obligations to WE under a promissory note pursuant to which WE loaned TPC $150,000 in 2012 concurrent with WE’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and WE, TPC owes a monthly payment to WE, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and WE dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, WE seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, WE seeks an order from the court for access to TPC’s books and records. TPC and Premier Holding Corporation dispute the claim by WE that TPC is in default under the loan between TPE and WE. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to WE of $4,000 in payment of the principal due and interest incurred by WE. Under the terms of the settlement, WE will recover a total of $110,000 plus interest on unpaid amounts, which is reflected on the balance sheet at June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During six months ended June 30, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 6,501,776 shares of its common stock in amount of $104,565. Additionally, 1,150,000 shares of common stock were issued for certain consulting services provided in 2015, based upon the fair value of the common stock on the measurement date in total of $77,500 which was recognized as reduction of debt. There was no underwriter, no underwriting discounts or commissions, no general solicitation, no advertisement, and resale restrictions were imposed by placing a Rule 144 legend on the certificates. The persons who received securities have such knowledge in business and financial matters that he/she/it is capable of evaluating the merits and risks of the transaction. This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(a)(2) for transactions by the issuer not involving any public offering.

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

Premier Holding Corporation

August 19, 2015	By:	/s/ Randall M. Letcavage
Randall M. Letcavage Principal Executive Officer and Principal Financial Officer

