Form 10-Q
period 2015-09-30
PREMIER HOLDING CORP.
filed 2015-11-23
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-53824

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1382 Valencia, Unit F Tustin, CA	92780
(Address of Principal Executive Offices)	(Zip Code)

(949) 260-8070

(Registrant’s telephone number, including area code)

N/A

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of November 23, 2015, there were 201,994,943 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$448,714	$673,092
Accounts receivable	537,269	299,268
Prepaid expenses	69,986	21,623
Inventory	82,975	–
Total current assets	1,138,944	993,983

Equipment, net	78,872	21,729
Goodwill	4,000,000	4,000,000
Assets of discontinued operations	–	1,876,694
Total assets	$5,217,816	$6,892,406

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$412,365	$738,214
Accounts payable - related party	–	202,233
Convertible note, net	2,085,792	909,500
Contingent liability - LP&L acquisition	–	692,500
Notes payable	49,891	445,500
Derivative liability	321,122	–
Current liabilities of discontinued operations	–	2,342,619
Total current liabilities	2,869,170	5,330,566

COMMITMENTS AND CONTINGENCIES
Lawsuit liability	38,000	74,000

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 200,000 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	20	20
Common stock, $0.0001 par value, 450,000,000 shares authorized; 192,260,750 and 181,567,085 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	19,226	18,157
Common stock to be issued	5,625	289,060
Stock subscription payable	–	(10,495)
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	25,382,812	23,886,440
Accumulated deficit	(21,940,773)	(21,326,640)
Total Premier Holding Corporation stockholders' equity	2,597,910	1,987,542
Non-controlling interest	(287,264)	(499,702)
Total stockholders' equity	2,310,646	1,487,840
Total liabilities and stockholders' equity	$5,217,816	$6,892,406

See accompanying notes which are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE:
TPC commission revenue	$1,163,088	$851,172	$3,326,636	$2,223,789
Product revenue	156,983	–	385,926	59,420
Total revenue	1,320,071	851,172	3,712,562	2,283,209

COST OF SALES	147,546	–	307,573	69,389
GROSS PROFIT	$1,172,525	$851,172	$3,404,989	$2,213,820

OPERATING EXPENSES:
Selling, general and administrative	1,791,906	1,414,701	5,340,149	4,681,150
Total operating expenses	1,791,906	1,414,701	5,340,149	4,681,150

OPERATING LOSS	$(619,380)	$(563,529)	$(1,935,159)	$(2,467,330)

OTHER INCOME (EXPENSES):
Interest expense	(146,060)	(7,202)	(256,819)	(7,202)
Loss on settlement of lawsuit	–	–	–	(110,000)
Total other expense	(146,060)	(7,202)	(256,819)	(117,202)

LOSS FROM OPERATIONS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(765,440)	$(570,731)	$(2,191,978)	$(2,584,532)

Income tax	–	–	–	–
LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(765,440)	$(570,731)	$(2,191,978)	$(2,584,532)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	–	–	(278,463)	–
Gain on disposal of LP&L	–	–	1,852,884	–
INCOME FROM DISCONTINUED OPERATIONS	$–	$–	$1,574,421	$–

NET INCOME (LOSS)	$(765,440)	$(570,731)	$(617,557)	$(2,584,532)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(7,046)	$11,999	$3,423	$97,441

NET INCOME (LOSS) ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(772,486)	$(558,732)	$(614,134)	$(2,487,091)

Net loss Attributable to Premier Holding Corporation per share - basis and diluted
Loss attributable to continuing expenses	$(772,486)	$(558,732)	$(614,134)	$(2,487,091)
Net income (loss) per common share - basis and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Net loss attributable to Premier Holding Corporation per share - basis and diluted
Net loss from discontinued operations	$–	$–	$(278,463)	$–
Net income (loss) per common share from discontinued operations - basis and diluted	$–	$–	$(0.00)	$–

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	187,643,814	156,139,108	187,551,462	146,423,036

See accompanying notes which are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(617,557)	$(2,584,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of LP&L	(1,852,883)	–
Shares based payments issued for services	147,938	722,976
Cancellation of stock issued for services	–	(480,000)
Warrants and options issued for services	358,072	–
Depreciation and amortization expense	10,020	53,788
Gain on extinguishment of debt	–	(24,000)
Revenue reserve	–	52,697
Changes in operating assets and liabilities:
Accounts receivable	(238,001)	(127,386)
Prepaid expenses	(48,363)	610
Inventory	(82,975)	–
Accounts payable and accrued liabilities	(361,848)	17,877
Net cash provided by discontinued operations	415,292	–
Net cash used in operating activities	(2,270,305)	(2,367,970)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(67,162)	(6,522)
Net cash provide by discontinued operations	57,526	–
Net cash used in investing activities	(9,636)	(6,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related party	(202,233)	63,482
Payment for notes payable	41,891	–
Proceeds from sale of preferred stock	–	200,000
Proceeds from common stock payable	1,625	–
Proceeds from sale of common stock	208,206	1,066,973
Proceeds from convertible notes payable	2,006,074	386,000
Common stock to be issued	–	454,507
Net cash provided by financing activities	2,055,563	2,170,962

NET CHANGE IN CASH	(224,378)	(203,530)
CASH AT BEGINNING OF PERIOD	673,092	781,569
CASH AT END OF PERIOD	$448,714	$578,039

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$148,841	$–
Income taxes	$–	$–
Non-cash investing and financing activities:
Other	$–	$–

See accompanying notes which are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Premier Holding Corporation (“Premier”) is in the business of acquiring and integrating energy companies as synergistic subsidiaries. Premier was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, Premier filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation. These businesses, which were started during 2012, are primarily focused on providing small and large-scale commercial companies with energy solutions to reduce the costs of utilities through consultations as well as product sales and to complete those installations. Additionally, Premier sells deregulated power to residential customers in selected states. Premier is organized with a holding company structure such that Premier provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies for its Subsidiaries.

Premier’s wholly owned subsidiary, Energy Efficiency Experts, Inc. (“E3”), is a U.S. energy service company offering energy efficiency products and services to commercial middle market companies, Fortune 500 brands, developers and management companies of large scale residential developments as well as the general public. E3’s business is focused as an integrator of clean technology solutions in the U.S., with strategic expansion plans in Latin America, Asia and Europe. E3’s core business expects to deliver green solutions, branded specifically as E3, which include best-of-class alternative energy technology portfolio and energy reduction technologies in smart lighting controls, LED lighting, energy and power control management systems, and other clean technologies specific to its market.

On February 28, 2013, Premier acquired an 80% interest in The Power Company USA, LLC (“TPC”) for 30,000,000 shares of Premier’s common stock valued at $4,500,000. TPC is a deregulated power broker which was originally formed as an Illinois limited liability company on November 29, 2010. TPC brokers power to both residential and commercial users in 12 states that allows the distribution of deregulated power.

On October 22, 2014, Premier entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, Premier was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, Premier had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated due to Premier’s default on its purchase obligations for the LP&L under the terms of the Agreement.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, “Premier” or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission ("SEC") for interim financial information and do not include all of the information or disclosures required by U.S. GAAP for annual financial statements. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K, as amended, as filed on April 15, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or any other period.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for nine months ended September 30, 2015. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying condensed consolidated financial statements include the estimate of doubtful accounts receivable, valuation of stock-based compensation, valuation of derivative liabilities, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Revenue Recognition and Cost of Sales

E3 offers energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605 Revenue Recognition the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; and (3) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers, revenue is recognized when title has passed to the customer and collectability is reasonably assure and no further efforts are required. For sales related to Southern California Edison rebate program, the company is authorized and pre-approved to submit rebates on behalf of its clients. Upon product delivery, only sales tax is collected from the customer directly, and the total amount of the revenue becomes collectable through submission of rebate application to Southern California Edison, and then the rebate is assigned and delivered directly to the Company. Therefore, revenue is recognized when the product is delivered and rebate application is submitted to Southern California Edison.

TPC offers deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605 Revenue Recognition, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and/or (4) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers, revenue is recognized when title has passed to the customer and collectability is reasonably assured and no further efforts are required. For residential service contracts, the commission revenue is recognized when the contract is signed and payment is received. For commercial service contracts, the commission revenue is recognized when the contract is signed and the performance is completed, with an appropriate allowance for estimated cancellation.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of September 30, 2015 and December 31, 2014, the balance of allowance for bad debts was $27,136 and $0, respectively.

Non-controlling Interest

Non-controlling interests in TPC is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. The Company maintains an 80% limited interest in TPC and the remaining 20% non-controlling interest is held by TPC’s members. Due to the termination of the LP&L Agreement, Premier disposed the 15% original non-controlling interest from LP&L in the amount of $215,861 which is included in income on disposal of LP&L.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of September 30, 2015, the Company has 4,650,000 stock options outstanding and 13,157,016 warrants outstanding. As of December 31, 2014, the Company had 4,000,000 stock options outstanding and 2,793,694 warrants outstanding. Convertible debt as of September 30, 2015 was $2,085,792 and is convertible between three months to one year from the original loan agreement date.

Income Taxes

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward. Income taxes are provided based upon the liability method of accounting pursuant to the ASC Topic 740 Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on ASC 718 Compensation—Stock Compensation, where the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505 Equity, where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Fair Value Measurements

On January 1, 2011, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent sources. Unobservable inputs are inputs that reflect Premier’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in accessible active markets.

Level 2 - Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

The Company’s financial instruments consist of cash, accounts receivable, notes receivable, accounts payable, notes payable, accrued liabilities and derivative liabilities. The estimated fair value of cash, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets.

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability - December 31, 2014	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – September 30, 2015	$–	$–	$321,122	$321,122

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015, the Company does not have any cash equivalents.

Concentrations of Credit Risk

The Company maintains deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, the Company has deposits in this financial institution in excess of the amount insured by the FDIC. The Company has not experienced any losses related to these balances and believes its credit risk to be minimal.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net loss.

Recently Issued Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its condensed consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2015, the Company had an accumulated deficit of $21,940,773. During the nine months ended September 30, 2015 and 2014, the Company incurred net losses from continuing operations of $2,191,978 and $2,584,532, respectively, and used cash in operating activities of $2,270,305 and $2,367,970, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the condensed consolidated financial statements do not necessarily represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of September 30, 2015 and December 31, 2014:

	The Power Company USA, LLC	Lexington Power & Light, LLC	Total Company
Balances at January 1, 2014:	$4,500,000	$–	$4,555,750
Aggregate goodwill acquired	–	2,859,151	2,859,151
Impairment losses	(500,000)	(2,859,151)	(3,414,901)
Balances at December 31, 2014:	$4,000,000	$–	$4,000,000
Aggregate goodwill acquired	–	–	–
Impairment losses	–	–	–
Balances at September 30, 2015:	$4,000,000	$–	$4,000,000

The Power Company USA, LLC Share Exchange

On February 28, 2013, the Company acquired 80% of the outstanding membership units of TPC, a deregulated power broker in Illinois for thirty million 30,000,000 shares of Premier’s common stock valued at $4,500,000. The total purchase price for TPC was allocated as follows:

Goodwill	$4,500,000
Total assets acquired	4,500,000
The purchase price consists of the following:
Common Stock	4,500,000
Total purchase price	$4,500,000

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the nine months ended September 30, 2015 is $225,000.

Lexington Power & Light, LLC

On October 22, 2014, Premier entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, Premier was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in promissory notes, plus earn-out payments based upon EBITDA milestones during the twelve months following the closing date. Under the terms of the Agreement, Premier had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated due to Premier’s default on its purchase obligations for the LP&L under the terms of the Agreement. The fair value of non-controlling interest as of acquisition date was $(151,616). Also, there were earn out payments to the members of LP&L for the company achieving an EBITDA of at least $2,500,000 for the most recent completed 12 fiscal months from the preceding year, where the Company was to be entitled to $500,000 cash and 2,500,000 shares of restricted common stock. In addition, in the event the purchaser or any subsidiary thereof did not direct customer referrals resulting in gross revenues for the Company of at least $50,000,000 on an annual basis during the earn out period, the members were to be entitled to $500,000 and 2,500,000 shares of restricted common stock.

The total purchase price for the Lexington Power & Light, LLC acquisition was allocated as follows:

Cash	$985,798
Accounts receivable	383,819
Inventory	55,020
Accrued revenue	337,522
Equipment	35,342
Goodwill	2,859,151
Other assets	527,176
Total assets acquired	5,183,828
Accounts payable and accrued liabilities	(1,960,176)
Note payable	(1,175,268
Long term note payable	(200,000
Total liabilities assumed	(3,335,444
Non-Controlling interest	151,616
Net assets acquired	$2,000,000
The purchase price consists of the following:
Note payable	$500,000
Earn out payment	750,000
Common stock	750,000
Total purchase price	$2,000,000

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and September 30, 2015, the Company entered into convertible notes with unrelated parties for use as operating capital for a total of $1,346,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured and mature five years from the issuance date. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of closing market price on the last day of the month upon which the maturity date falls.

Between March 9, 2015 and September 30, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,559,500. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and September 24, 2018. The notes are secured and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued along with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $565,519 for the fair value of these warrants during the nine months ended September 30, 2015, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $508,660. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2015 was 56,859.

During the nine months ended September 30, 2015, the Company recorded interest expense of $256,819.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15 Derivatives and Hedging and determined that the instrument should be classified as a liability once the conversion option becomes effective after one year due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued (see Note 6).

NOTE 5 – NOTES PAYABLE

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

During 2013, TPC entered into a line of credit with Energy Me in amount of $50,000. This loan bears no interest, and shall be repaid $2,000 per month. As of September 30, 2015, this loan is fully repaid.

NOTE 6 – DERIVATIVE LIABILITY

The embedded conversion feature in the convertible debt instruments that the Company issued beginning in July 2014 (See Note 4), and became convertible beginning in July 2015, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance under ASC 815, Derivatives and Hedging. The conversion feature of these Convertible Promissory Notes have been characterized as a derivative liability as of September 30, 2015 to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The valuation of the derivative liability attached to the convertible debt was amounts were determined by management using a Black-Scholes option pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $321,122 for the fair value of the convertible feature included in the Company’s convertible debt instruments for the nine months ended September 30, 2015. The derivative liability recorded for the convertible feature created a debt discount of $321,122, which is being amortized over the remaining term of the note using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2015, was $9,574.

The Company valued the warrants related to the convertible debt using the following assumptions: dividend yield of zero, years to maturity of 4 years, risk free rates of between 0.97 and 1.08 percent, and annualized volatility of 160%.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2014	$–
Change in fair value of derivative liability	–
Derivative on new loans	321,122
Settlement of derivative liability due to conversion of related notes	–
Derivative liabilities as of September 30, 2015	$321,122

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2015, there were 200,000 preferred shares issued and outstanding.

On June 30, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A”). As of September 30, 2015, the Company filed a Certificate of Designation for the Company’s Series A in Nevada. No shares of Series A have been issued, but the Company is authorized to issue up to 7,000,000 shares. In general, each share of Series A Non-Voting Convertible Preferred Stock has no voting or dividend rights, a stated value of $1.00 per share, and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value.

On April 8, 2014, the Company entered into preferred stock purchase agreements with an investor for the sale of 200,000 shares of its preferred stock at $1 per share in total of $200,000.

Common Stock

During nine months ended September 30, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 8,445,776 shares of its common stock in the aggregate amount of $208,206.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

During the nine months ended September 30, 2015, 2,247,889 shares of common stock were issued for certain consulting services. The shares were valued at $147,938, of which $77,500 was recognized as reduction of debt, $42,559 was recognized as expense, and $27,879 was recorded as prepaid expense. The shares were valued based upon the fair value of the common stock on the measurement date.

Options for Common Stock

A summary of option activity as of September 30, 2015 and changes during nine months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,000,000	$0.02	4.17	–
Granted	1,000,000	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at September 30, 2015	4,650,000	$0.02	3.81	–
Options vested and exercisable at September 30, 2015	4,650,000	$0.02	3.81	–

On June 30, 2014, the Board of Directors of the Company approved a new employment agreement with the Company’s Chief Executive Officer, Randy Letcavage (the “Employment Agreement”). The Employment Agreement has an effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options on 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options are vesting at the following rate:

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

In addition, the Company agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. As of September 30, 2015, $783,253 has been recorded as his stock based compensation. As of September 30, 2015, there was $89,064 unrecognized cost related to the stock options, which will be recognized in the fourth quarter of 2015.

On December 31, 2014, the Board of Directors of the Company granted 150,000 stock options to each of its three board members with vesting immediately at an initial exercise price per share equal to $.15 per share.

The Company valued the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of zero, years to maturity of between 0.5 and 5 years, risk free rates of between 1.65 and 1.73 percent, and annualized volatility of between 108% and 217%.

Warrants for Common Stock

A summary of warrant activity as of September 30, 2015 and changes during nine months ended is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	2,793,694	$0. 157	1.10	-
Granted	10,363,322.0193		2.78	–
Exercised	–	–	–	–
Canceled/forfeited/expired	-	-	–	–
Outstanding at September 30, 2015	13,157,016	$0.152	2.30	–
Warrants vested and exercisable at September 30, 2015	13,157,016	$0.152	2.30	–

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 to 5 years, risk free rates of between 0.84 and 1.37 percent, and annualized volatility of between 148% and 216%.

NOTE 8 – DISCONTINUED OPERATION

The Company acquired assets from LP&L on October 22, 2014. Due to the default of the purchase agreement between the Company and LP&L on April 7, 2015, the Company lost control over LP&L. Based on the requirements of ASC 810 Consolidation, Premier will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the results of LP&L’s operations are reported in discontinued operations in accordance with ASC 205 Presentation of Financial Statements.

Summarized operating results for the discontinuation of operations is as follows:

Fair value of consideration	$629,668
Fair value of retained non-controlling investment	–
Carrying value of non-controlling interest	(215,861)
413,807
Less: carrying value of former subsidiary's net assets	(1,439,077)
Gain on disposal of LP&L's interest and retained non-controlling investment	$1,852,884
Loss from discontinued operation from January 1, 2015 to April 7, 2015	$(278,463)

As of the date of deconsolidation, in accordance with ASC 810 Consolidation, we have recognized a gain of $1,852,884 related to this event. We have no carried value of assets related to our retained investment in LP&L, but retain a non-controlling equity interest, which is 1.56% of LP&L interest with fair value amount of $0. We are presenting the gain on our statement of operations under the heading “Income from Disposal of LP&L”. The Company analyzed the carrying value of LP&L’s net assets on the deconsolidation date, determined amount is $1,439,077 including the following,

Cash	$37,294
Accounts receivable	804,137
Inventory	14,802
Collateral Postings	136,997
Accrued Revenue	414,683
Fixed assets	29,475
Collateral Deposit	200,000
Accounts payable and accrued liabilities	(1,658,957)
Note Payable-related party	(117,124)
Note payable	(837,040)
Due to Premier	(463,344)
Carrying value of former subsidiary's net assets	$(1,439,077)

The Company anticipates that it will have no involvement with the management of LP&L after the date of deconsolidation and confirms that this transaction was not with a related party and that LP&L will not be a related party going forward after the deconsolidation.

NOTE 9 – RELATED PARTY TRANSACTIONS

During nine months ended September 30, 2015 and 2014, Mr. Letcavage (directly or through related entities) recorded $182,500 and $175,000, respectively as compensation for his role as our CEO. The following tables outline the related parties associated with the Company and amounts due for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Sebo Service	Company owned by Shadie Kalkas, the managing director of TPC

	September 30, 2015	December 31, 2014
iCapital Advisory – Consulting fees	$83,349	$80,750
Jamp Promotion - Commissions	–	85,462
Sebo Service - Commissions	–	36,021
	$83,349	$202,233

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810 Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of September 30, 2015, it would not be absorbed by Premier Holding Corporation.

NOTE 10 – LEGAL PROCEEDINGS

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owes a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of September 30, 2015, the Company has made payments totaling $72,000, of which the balance of $38,000 is recorded on the balance sheet at September 30, 2015.

Hi-Tech Specialists, Inc.

Prior to its acquisition by TPC, Hi-Tech Specialists, Inc. (“Hi-Tech”) filed suit against U.S.E.C. LLC d/b/a/ US Energy Consultants and Michail Skachko concerning the parties’ agreement seeking damages in an amount in excess of $789,077. The nature of the litigation relates to a contract between the parties wherein Hi-Tech was to solicit service agreements on behalf of U.S.E.C. LLC. The suit is ongoing and TPC is aggressively pursuing its claim against the parties named.

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

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in accounts payable and accrued expenses for the period ended September 30, 2015. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this loss contingency since April 7, 2015.

NOTE 11 - SUBSEQUENT EVENTS

On October 5, 2015, the Company issued 25,000 shares of common stock to a consultant for services at $0.06 per share.

On October 8, 2015, the Company issued 4,000,000 shares of common stock to the Company’s CEO who exercised stock options at $0.0025 per share.

From November 3, 2015 through November 20, 2015, the Company issued 5,723,500 shares to investors at $0.04 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal legislation and state legislative and regulatory initiatives relating to the energy industry;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 15, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 15, 2015.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and notes related thereto included in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “we”, “us”, “our”, or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Overview

The Company provides an array of energy services through its subsidiary companies, E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

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

In the fourth quarter of 2012, Premier performed additional research and development to the products from Active ES adding two new products for mass production, the 480-volt version of the controller, suitable for ports and other large facilities, and a 240-volt version of the LiteOwl for Streetlights, vastly increasing the applicable market. Also in the fourth quarter, Premier formed a strategic alliance with Muni-Fed Energy who has strategic relationships with municipalities, ports, and real estate investment trusts in the southern California and national market.

In the first quarter of 2013, Premier acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 12,000 clients and has been adding between 1,000 and 3,000 clients per month. We expect this to continue for the foreseeable future. Over 1,500 of these clients have large commercial/industrial facilities such as warehouses and distribution centers, which are candidates for E3.

TPC’s business model is to acquire commercial and residential clients who benefit from the law passed allowing for competition in the energy markets, known as the deregulation of energy. In many cases TPC saves its clients 10 to 30% on their energy bills by simply switching suppliers, all while the enrollee remains a client of their local utility (the local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their clients’ business. Currently, TPC has access to over 30 different suppliers and has most of the agreements in place allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC acquires its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers. TPC recently launched its online client portal, dubbed NEST (National Energy Service Transactor). This sophisticated portal enables rapid, efficient and secure sales transactions of deregulated power. NEST is designed to enable sales agents, whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of NEST allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power.

On October 22, 2014, Premier entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, Premier was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, Premier had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated due to Premier’s default on its purchase obligations for the LP&L under the terms of the Agreement.

We strive to serve our customers with diverse products and solutions to meet their energy needs. In executing this strategy, we leverage our core strengths of maintaining and growing strong and diverse supply relationships with retail and wholesale customers and integrating our expertise in managing physical and financial risks.

2015 Activities

Since the commencement of the year through Septembers 30, 2015, we experienced the following corporate developments:

NEST

TPC is in the process of launching NEST, its online energy portal. NEST is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as its sales tool. The technology also provides sales management, reporting, verification, and compliance tracking which may be among the best in the industry. To date E3 and its growing reseller base have prospected over 1,500 qualified potential installations and is developing strategic partners including energy auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in the implementation of solutions E3 provides its customers, but they also bring their list of clients and an introduction, and the various funding sources can provide every sort of financing to meet any client’s needs from short-term loans, leases to PACE funding.

We believe that’s E3 is finding success in the sale and installation of LED lighting both as direct sales to mid- and large- sized customers and in utilizing rebate programs from power providers (SCE, etc.). E3 continues to recruit LED resellers whose clients have declined an LED sale and is going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes, but is not limited to, end users such as auto dealerships, warehouses, and parking structures.

The energy services business has contributed a small amount to our revenues, approximately $386,000, for the nine months ended September 30, 2015, as the sales cycles for these large projects can be very long. We have closed sales with a municipality and are currently pursuing larger proposals to prospects such as ports, municipalities, big box stores, and fortune 500 companies.

Strategy and Outlook

As of the date of this report, our current strategy involves the following initiatives:

•	Expanding activities in deregulated energy markets through strategic partners: TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which we can offer competitive electricity rates.
•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business: As TPC continues to build its commercial and business customer base, it informs these customers that, in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting and other building envelope technologies.
•	Focusing on building channel sales partners for E3: We have established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. We intend to continue to build and develop these channel partnerships both domestically and internationally.
20

•	Plan to become a power provider/supplier: By adding a power provider/supplier in the future, the company can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.
•	One-Stop shop for “everything energy”: We believe that we can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to provide the most appropriate and effective solution to meet our customers’ needs and financial objectives.
•	Provide funding sources to enable our clients to adopt new technology: We believe that we can offer a wide range of funding options which will allow our clients to structure the finances to best suit their needs. From no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. In addition, the Company has resources to maximize tax credits and incentives for its clients.

Known Trends and Uncertainties Affecting Our Business

Market Volatility

Management believes that the market for energy efficiency will continue to grow, that we will increase penetration in this market, and that revenue will continue to increase over time. Continued fiscal uncertainty has and may continue to contribute to a lengthening of our sales cycle for both municipal and commercial customers.

Long and Variable Selling Cycle for E 3 Business

The sales, design and implementation process for energy efficiency projects can take from several months to 36 months. Existing and potential customers generally follow extended budgeting and procurement processes and sometimes must engage in regulatory approval processes. This extended sales process requires the dedication of significant time by sales and management personnel and the use of significant financial resources, with no certainty of success or recovery of related expenses. All of these factors can contribute to fluctuations in quarterly financial performance and increase the likelihood that operating results in any particular quarter may fall below investor expectations.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

Revenue

Revenue for three months ended September 30, 2015 was $1,320,071 compared to $851,172 for three months ended September 30, 2014. The increase was due to increasing sales of TPC and E3.

Cost of Goods Sold

Cost of goods sold for three months ended September 30, 2015 was $147,546 compared to $0 for three months ended September 30, 2014. The increase was due to increased sales of E3.

Operating Expenses

Selling, general and administrative expenses for three months ended September 30, 2015 were $1,791,906 compared to $1,414,701 for three months ended September 30, 2014. The increase was due primary to an increase in sales commissions as a result of increased revenue.

Other Expenses

Interest expense for the three months ended September 30, 2015 was $146,060, compared to $7,202 for the nine month ended September 30, 2014. The increase was due to additional convertible notes issued during 2015.

Net Loss

For three months ended September 30, 2015, Premier had a loss from continuous operation of $765,440 as compared to a net loss of $570,731 for three months ended September 30, 2014. Premier’s accumulated deficit as of September 30, 2015 was $21,940,773. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

Revenue

Revenue for nine months ended September 30, 2015 was $3,712,562 compared to $2,283,209 for nine months ended September 30, 2014. The increase was due to increasing sales of TPC and E3.

Cost of Goods Sold

Cost of goods sold for nine months ended September 30, 2015 was $307,573 compared to $69,389 for nine months ended September 30, 2014. The increase was due to increased sales of E3.

Operating Expenses

Selling, general and administrative expenses for nine months ended September 30, 2015 were $5,340,149, compared to $4,681,150 for nine months ended September 30, 2014. The increase was due primary to an increase in sales commissions as a result of increased revenue.

Other Expenses

Interest expense for the nine months ended September 30, 2015 was $256,819, compared to $7,202 for the nine month ended September 30, 2014. The increase was due to additional convertible notes issued during 2015.

Net Loss

For nine months ended September 30, 2015, Premier had a net loss from continuous operation of $2,191,978 as compared to a net loss of $2,584,532 for the nine months ended September 30, 2014. Premier’s accumulated deficit as of September 30, 2015 was $21,940,773. These conditions raise substantial doubt about Premier’s ability to continue as a going concern over the next twelve months.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the nine months ended September 30, 2015:

	September 30,	December 31,
	2015	2014
Current assets	$1,138,944	$993,983
Current liabilities	2,869,170	5,330,566
Working capital	$(1,730,226)	$(4,336,583)

The increase in working capital is due to primarily from the elimination of the liabilities resulting from the Company’s deconsolidation of LP&L in 2015.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(2,270,305)	$(2,367,970)
Net cash used in investing activities	(9,636)	(6,522)
Net cash provided by financing activities	2,055,563	2,170,962
Change in cash	$(224,378)	$(203,530)

The decrease in cash used in operating activities was due primarily to an increase in revenues for the nine months ended September 30, 2015 as compared to the same period in 2014.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of September 30, 2015, the Company had an accumulated deficit of $21,940,773. During the nine months ended September 30, 2015 and 2014, the Company incurred net losses of $617,557 and $2,584,532, respectively, and used cash in operating activities of $2,270,305 and $2,367,970, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Cash Requirements

We estimate that we will need approximately $2,000,000 over the next 12 months to execute our business plan and support our existing infrastructure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended September 30, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, with the participation of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act), as of the period covered by this report. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the SEC under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our management (including our Chief Executive Officer) concluded that our disclosure controls and procedures were not effective as of September 30, 2015, based on the material weaknesses defined below:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and
(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended September 30, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened, except as noted below:

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owes a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014 the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of September 30, 2015, the Company has made payments totaling $72,000, of which the balance of $38,000 is recorded on the balance sheet at September 30, 2015.

Hi-Tech Specialists, Inc.

Prior to its acquisition by TPC, Hi-Tech Specialists, Inc. (“Hi-Tech”) filed suit against U.S.E.C. LLC d/b/a/ US Energy Consultants and Michail Skachko concerning the parties’ agreement seeking damages in an amount in excess of $789,077. The nature of the litigation relates to a contract between the parties wherein Hi-Tech was to solicit service agreements on behalf of U.S.E.C. LLC. The suit is ongoing and TPC is aggressively pursuing its claim against the parties named.

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

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in accounts payable and accrued expenses for the period ended September 30, 2015. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this loss contingency since April 7, 2015.

Item 1A. Risk Factors

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During nine months ended September 30, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 8,445,776 shares of its common stock in the aggregate amount of $208,206.

Unless otherwise set forth above, the securities described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

During the nine months ended September 30, 2015, 2,247,889 shares of common stock were issued for certain consulting services. The shares were valued at $147,938 based upon the fair value of the common stock on the measurement date.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER HOLDING CORPORATION

By: /s/ Randall Letcavage

Randall Letcavage

President, Chief Executive Officer & Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: November 23, 2015

