Form 10-K
period 2015-12-31
PREMIER HOLDING CORP.
filed 2016-04-14
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-53824

PREMIER HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	88-0344135
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

1382 Valencia, Unit F, Tustin, CA 92780

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 260-8070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]    No [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_]    No [X]

The registrant had 215,076,543 shares of common stock outstanding as of April 5, 2016.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2015 was $13,967,985 as computed by reference to the closing price of such common stock on the OTCQB on such date.

i

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Annual Report on Form 10-K include statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2015, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks may cause the Company’s or its industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Premier,” “we,” “us,” “our,” or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Energy Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

We are an energy services holding company. We provide an array of energy services through our subsidiary companies, E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

We were incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, we commenced limited operations which were discontinued in 1990. Thereafter, we engaged in reorganization and, on several occasions, sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On October 20, 1995, we changed our name to Intermark Development Corporation. On November 4, 1996, we acquired all of the capital stock of HVM Development Limited, formerly known as OVM Development Limited, a British Virgin Islands corporation, and changed our name to OVM International Holding Corporation. Our management stripped the Company of its operating subsidiary and, thereafter, abandoned its business.

We stopped filing reports under the federal securities laws in November 2002 and, on September 11, 2008, our registration under the Securities and Exchange Act of 1934 was revoked pursuant to Section 12 (j) of the Act for failure to file periodic reports as required by Section 12(g) of the Act and trading of our common stock on the pink sheets was suspended. We re-registered our common stock under the Act and, after successfully filing a Form 15c2-11, once again obtained a quotation for our common stock. Our stock is now quoted on the OTC Markets with the symbol “PRHL”.

In 2012, we discontinued our casket line of business, and began offering clean energy products and services. In December 2011, we acquired assets from WePower, LLC and Green Central Holdings, Inc. in order to start a second line of business unrelated to the casket business. We also formed WePower Ecolutions Inc. (“Ecolutions”) as a wholly-owned subsidiary and began to offer clean energy products and services to commercial markets and developers and management companies of large-scale residential developments. We appointed Kevin Donovan to lead the effort to establish the energy services business as Chief Executive Officer of Ecolutions on February 22, 2012. Mr. Donovan was also appointed as director and CEO of Premier on April 11, 2012.

In October 2012, we divested our business of certain underperforming product lines and prospects which were acquired by a newly formed entity known as WePowerEco Corp, created by the outgoing management team including Mr. Donovan. Premier’s incoming management team, led by its new Chief Executive Officer Randall Letcavage, negotiated the sale of the product line and prospects with WePowerEco Corp. in exchange for an unsecured promissory note in the face amount of $5,000,000. Subsequently the note had been conservatively valued at approximately $869,000. In connection with the sale of the product line and prospects, we agreed not to compete with WePower Eco Corp’s solar and wind products for a period of two years following the sale. In addition, we agreed to the let the prior management team use the WePower name in a newly formed company separate from the Company.

In 2012, we acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other current options for efficiency are new and untested, and expensive. This technology is being marketed by E3. In the fourth quarter of 2012, the Company performed additional research and development to the products from Active ES adding two new products for mass production, the 480-volt version of the controller, suitable for ports and other large facilities, and a 240-volt version of the LiteOwl for Streetlights, vastly increasing the applicable market. In the fourth quarter of 2012, we formed a strategic alliance with Muni-Fed Energy who has strategic relationships with municipalities, ports, and real estate investment trusts in the southern California and national market.

In the first quarter of 2013, we acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. We expect this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

Presently, we provide an array of energy services through E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, the Company has completed numerous acquisitions, which have enabled us to broaden our service offerings and expand our geographical reach.

On October 22, 2014, the Company entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, the Company was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, the Company had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated as per the Company’s default on its purchase obligations for the acquisition due to the non-performance of LP&L under the terms of the Agreement.

Overview of Industry

We bridge two industries in the Energy field: Deregulation (reselling power from suppliers, and also as a supplier) and energy efficiency technologies. Deregulated power is expected to be one of the largest markets since the deregulation of telecom, only much larger. Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of client facilities. Typical products and services offered by energy efficiency companies include lighting and lighting retrofits, HVAC upgrades, motor controls, equipment installations, load management, and can include power generation including on-site cogeneration, renewable energy plants, etc. As we grow, we expect to be involved in all these opportunities. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime. We operate as a deregulated power reseller and as an ESCO.

According to the U.S. Energy Information Administration (“EIA”), the U.S. retail price of electricity to the residential sector averaged 12.7 cents per kilowatt-hour (kWh) in 2015. EIA projects the residential price will fall slightly (0.7%) in 2016. This would be the first decline in annual average U.S. residential prices since 2002. In 2017, the U.S. residential electricity price is forecast to average 12.9 cents/kWh, 2.3% higher than in 2016. These fluctuations can partly be attributed to deregulation and we believe it indicates the growing popularity of this industry. For instance, the price TPC offers power to its residential customers is roughly half of what is listed as the national average. The number of states adopting some form of deregulation continues to increase, and TPC has only addressed a small number of these states in earnest.

There are a number of industry factors that affect our business which include the overall demand for LED lighting. Future growth depends significantly on the adoption of LED lighting. Although the market for LED lighting has grown in recent years, acceptance of LEDs for general lighting is still relatively low and faces significant challenges before widespread adoption. This also indicates the large untapped potential market, and as these challenges are successfully addressed it could signal increased sales opportunities. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain and demand dynamics in the market. These uncertainties make demand difficult to forecast. The competitive environment in the LED lighting industry is intense. Traditional lighting companies and new entrants are investing in LED lighting products as LED adoption has gained momentum. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, resellers of LED lighting must continuously increase service and support, product performance (including a degree of product independence to be free to move to other manufacturers with better products, and reduce costs.

E3’s Business

E3 is an Energy Services Company (ESCO) formed by the Company to provide the best-of-breed energy reduction solutions for its clients. Through surveys and various analysis, E3 prescribes the best solution for the unique circumstance of each client by providing the most current, fully-vetted solutions in energy reduction technologies, as well as management tools which capture the client for future opportunities.

Many companies only provide stand-alone solutions and only address one area of energy efficiency. E3 looks at its clients’ entire energy footprint and develops custom solutions that fit their distinct requirements. E3 prescribes the most appropriate solutions for its clients’ facilities and operations based on their budget. In addition, E3 facilitates the entire process from assessment of needs to planning and implementation to ensure that all expectations for energy reduction and technology performance are met. E3 also provides financing through third-party partners for its customers.

E3 lowers the cost of energy through competitive supplier bidding and creates comprehensive energy savings solutions through the implementation of energy reduction projects. The mission of E3 is to help a customer select and implement the most cost effective energy conservation measures for its facilities. E3’s energy services division is focused on providing business customers with best-in-class demand management solutions such as lighting (LED and Fluorescent), HVAC, Commercial Refrigeration and Water Sub-Metering.

The sales, design and implementation process for energy efficiency projects can take from several months to several years. Existing and potential customers generally follow extended budgeting and procurement processes and sometimes must engage in regulatory approval processes. This extended sales process requires the dedication of significant time by sales and management personnel of the Company and the use of significant financial resources, with no certainty of success or recovery of related expenses.

To date, E3 and its growing reseller base have prospected a large number of qualified potential installations and is developing strategic partners including energy auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in the implementation of solutions E3 provides its customers, but they also bring their list of clients and the various funding sources that can provide every sort of financing to meet any client’s needs from short-term loans, leases, on-bill financing, to PACE funding.

The Company believes that E3 is finding success in the sale and installation of LED lighting both as direct sales to mid- and large-sized customers and in utilizing rebate programs from power providers (SCE, etc.). E3 continues to recruit LED resellers whose clients have declined an LED sale and is going back to those clients and offering the E-Series technology as a solution for their existing (and preferred) HID lighting. This includes, but is not limited to, end users such as auto dealerships, warehouses, and parking structures.

TPC’s Business

TPC provides the most competitive energy pricing delivered with no change in service. There are currently 16 states that have deregulated their energy markets. While many consumers have already benefitted from deregulated energy, there are millions more that have not taken advantage of this opportunity. It is estimated that federally requested energy deregulation will be enacted in some form in more of the 50 states by 2020. The deregulation industry is estimated at 7 to 11 times larger than when the telecom industry deregulated. Today and as this market broadens, the Company expects TPC to continue to leverage its strength in these emerging markets.

Prior to deregulation, the utility market in each state was monopolized. One utility provided all components of energy services: supply and distribution. In 1992, Congress passed the National Energy Policy Act, allowing consumers in deregulated states the power to choose their energy supplier. TPC is an experienced energy consulting firm in the deregulation space that utilizes its market standing and its large, well-established network of energy suppliers to compete for its clients’ business. With no cost or obligation for its clients, TPC serves as its clients’ energy advocates and negotiates the most competitive pricing and options for its clientele. Because of TPC’s buying power, market expertise, and strong and diverse supplier relationships, TPC can achieve results and cost savings that are greater than most individuals and/or organizations can obtain on their own.

TPC’s business model is to enlist commercial and residential clients who benefit from the law passed allowing for competition in the energy markets as a result of deregulation of energy. In many cases TPC saves its clients 10% to 30% on their energy bills by simply switching suppliers, all while the enrollee still receives services from their local utility (the local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that is has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for their clients’ business. Currently, TPC has access to over 30 different suppliers and has most of the agreements in place that allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC acquires its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers.

TPC utilizes its online client energy portal. This sophisticated energy portal enables rapid, efficient and secure sales transactions of deregulated power. The energy portal is designed to enable sales agents, whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of the energy portal allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power. The energy portal is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as its sales tool. The technology also provides sales management, reporting, verification, and compliance tracking which may be among the best in the industry.

Strategy and Outlook

The energy services business has contributed a small amount to our revenues for the year ended December 31, 2015, as the sales cycles for these large projects can be very long. We have closed sales with a municipality and are currently pursuing larger proposals to prospects such as ports, municipalities, big box stores, and fortune 500 companies.

As of the date of this report, our current strategy involves the following initiatives:

•	Expanding activities in deregulated energy markets through strategic partners: TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which we can offer competitive electricity rates.
•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities for the demand management business: As TPC continues to build its commercial and business customer base, it informs these customers that, in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting and other building envelope technologies.
•	Focusing on building channel sales partners for E3: We have established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. We intend to continue to build and develop these channel partnerships both domestically and internationally.
•	Plan to become a power provider/supplier: By adding a power provider/supplier in the future, the company can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.
•	One-stop shop for “everything energy”: We believe that we can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to provide the most appropriate and effective solution to meet our customers’ needs and financial objectives.
•	Provide funding sources to enable our clients to adopt new technology: We believe that we can recommend a wide range of funding options which will allow our clients to structure the finances to best suit their needs. From no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. In addition, the Company has resources to maximize tax credits and incentives for its clients.

Marketing

Our sales and marketing strategy captures the unique opportunity of being in two closely related, but separate industries. Through TPC, we expect to reach in excess of 50,000 consumers per year for deregulated power. A portion of these (the commercial/industrial customers) will also be candidates for the efficiency industry. TPC, as it becomes integrated with E3, will help E3 gain the ability to cross market its product line to their already existing client base of thousands of new commercial/industrial prospects. This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of their consumption of energy.

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

Throughout the industry the evaluation, proposal, sales, and implementation process for energy efficiency and renewable energy projects can typically take from 3 to 24 months or longer, due to the prescriptive nature of a consultative sale. Sales to state and federal governmental and housing authority customers tend to require the longest lead time. E3 identifies direct-sales opportunities through the pre-existing relationships of its team, as well as referrals, requests for proposals, conferences, web searches, telemarketing and additional product/service sales to existing customers.

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

Lead qualification has been automated such that a prospect can be evaluated over the phone, reducing the expense of performing audits and surveys on unqualified prospects. As the business develops we expect the audits will be performed by qualified sales engineers, typically LEED certified (Leaders in Energy Efficiency Design, a program under the US Department of Energy’s Green Building Council) and/or certified electricians, which results in a more comprehensive, professional, accurate and competitive proposal. The Company and its resellers utilize trained and certified electricians and engineers to perform the installation, further increasing customer satisfaction. Follow-up reports verify energy savings performance. The Company also has access to third-party funding options which can meet the unique financial requirement of the client, including no-money down, and immediately cash-flow-positive programs.

Market Volatility

Management believes that the market for energy efficiency will continue to grow, that we will increase penetration in this market, and that revenue will continue to increase over time. Continued fiscal uncertainty has and may continue to contribute to a lengthening of our sales cycle for both municipal and commercial customers.

Due to the long and variable selling cycle for E3 business, the sales, design and implementation process for energy efficiency projects can take from several months to 36 months. Existing and potential customers generally follow extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes. This extended sales process requires the dedication of significant time by sales and management personnel and the use of significant financial resources, with no certainty of success or recovery of related expenses. All of these factors can contribute to fluctuations in quarterly financial performance and increase the likelihood that operating results in any particular quarter may fall below investor expectations.

Competition

The Energy Services Company (ESCO) market in the United States is viable and growing due to many driving factors in the current economy. The United States government has recently pushed towards energy conservation and efficiency which has led to substantial market growth in this industry. The Company will be in competition with other more established companies. These companies may be better capitalized and have more established name recognition than the Company. There is no assurance that the Company can compete successfully in this marketplace.

For the LED Lighting industry, competitors include other resellers, ESCO’s, distributors, as well as manufacturers who sell direct or through agents. These manufacturers include Cree, Sylvania, Phillips, GE, as well as many specialty manufacturers. Resellers of LED lamps abound in the industry both small and large and are usually categorized by their geographic or vertical segmentation, or their specialty (i.e. residential, commercial/industrial, rebate-driven, ornamental, etc.). In addition, providers of other services may also sell LED lamps, such as big box stores, electricians, solar or energy efficiency businesses.

TPC sells power provided by energy suppliers, who may also sell directly. In that circumstance, they are both an ally and a potential competitor. This is a somewhat unique situation. Those competing suppliers are allies in that TPC garners its clients by contracting consumers with those same energy suppliers. Of note, when TPC presents a client/prospect to one or more of its contracted energy suppliers, that prospect/client is listed and protected as TPC's introduction and client. An example of this "cooperation" is embodied in the largest energy retailer in North America which has over 6 million customers. They are technically TPC's competition because clients can sign up with this supplier without the assistance of TPC. However, TPC generates a substantial portion of its overall revenue by signing on as many as 5,000 clients per month selling this supplier's many energy offerings. In turn, this supplier counts on TPC’s volume of business.

Many of TPC’s competitors contract with these suppliers to sell their energy offerings. There are 50 licensed suppliers in Illinois that range from Constellation which is owned by Exelon that generates $33 Billion in revenue annually to suppliers such as Energy.me which TPC has had a sales agreement since their launch. Other competitors include, but are not limited to: AEP Energy, Agera Energy, LLC, Champion Energy, LLC, ConEdison Solutions, Constellation Energy, Eligo Energy IL, LLC, Energy.ME, Entrust Energy, Green Mountain Energy Company, IDT Energy, Inc., Kona Energy, Liberty Power Holdings LLC, MC Squared Energy Services, LLC, MidAmerican Energy, NextEra Energy Services Illinois, LLC, Nordic Energy Services, Plymouth Rock Energy, LLC and Santanna Energy Services.

Employees

As of December 31, 2015, we had one full-time employee and no part-time employees. We also intend to continue to engage consultants in general business to advise us in various capacities. With our potential acquisition plans there will be the occasion to take over the employees of those acquisitions.

Our TPC subsidiary currently employs nine full-time employees.

Subsidiaries

The Company provides an array of energy services through its subsidiary companies, E3 and TPC.

In December 2012, we formed Energy Efficiency Experts, Inc. (“E3”), a wholly-owned subsidiary, which is an Energy Services Company (ESCO) formed to provide energy reduction solutions for its clients.

On February 28, 2013, we acquired an 80% interest in The Power Company USA, LLC (“TPC”) for 30,000,000 shares of our common stock valued at $4,500,000. TPC is a deregulated power broker which was originally formed as an Illinois limited liability company on November 29, 2010. TPC brokers power to both residential and commercial users in 12 states that allow the distribution of deregulated power.

Intellectual Property

We acquired all patents owned by Active ES Lighting Controls; the pertinent U.S. and international patent and patents pending are as follows:

U.S. Patents

•	U.S. Patent No. 5,528,110; Entitled Apparatus For Control Of Load Power Consumption; Issued June 18, 1996;
•	U.S. Patent No. 5,508,589; Entitled Power Saving Voltage Reduction System For High Intensity Discharge Lighting Systems; Issued April 16, 1996;
•	U.S. Patent No. 5,623,186; Entitled Power Saving Voltage Reduction System For High Intensity Discharge Lighting Systems; Issued April 22, 1997;
•	U.S. Patent No. 7,084,587; Entitled Apparatus And Method For Control Of High Intensity Discharge Lighting; Issued August 1, 2006;
•	U.S. Patent No. 7,825,614; Entitled Voltage Control Load Center, Modular Voltage Control Transformer Circuit, And Method Of Making And Using; Issued November 2, 2010; and
•	U.S. Patent No. 7,973,490; Entitled Hid Lighting Control With Transient Voltage Sensing And Lamp Restarting, And Method Of Making And Using; Issued July 5, 2011.

Government Regulation

Various regulations affect the conduct of our business. The applicable regulatory requirements differ in each state and between agencies of the federal government. Our projects must conform to all applicable electric reliability, building and safety, and environmental regulations and codes, which vary from place to place and time to time. Various federal, state, provincial and local permits are required to construct an energy efficiency project or a renewable energy plant.

Some of the demand reduction services that we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state, provincial or federal regulatory commissions.

Individual states may have regulations to protect the environment such as Title 24 in California and New York, which address upgrading existing buildings and the specifications for new construction. The manufacturers of LED lights and other equipment must abide by government regulation. We take take appropriate steps to ensure the products we sell comply with those regulations and industry standards such as EnergyStar, Lighting Facts and Design Lighting Council.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that we will need to raise an additional $3,000,000 to $3,500,000 over the next twelve months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $550,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history of the company’s new direction and subsidiaries; No assurance of profitability; anticipated losses.

We have a limited operating history with E3 and TPC and, accordingly, have a limited operating history on which to base an evaluation of our business. Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets which involve technology. Our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we will operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Because of our limited operating history, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

The Company has not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in its operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that the Company's operating losses will not increase in the future or that the Company will ever achieve or sustain profitability.

We may need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While the Company will have the potential ability to negotiate prices that benefit its clients and affect its profitability as it garners market-share and increases its book of business, margins in the energy business are fluid, and the Company’s margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

If demand for energy efficiency does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of energy efficiency solutions and products. We believe, and our growth expectations assume, that the market for energy efficiency will continue to grow, that we will increase our penetration of this market and that our anticipated revenue from selling into this market will continue to increase. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be harmed.

Projects generally require significant capital, for which financing may not be available.

Our projects are occasionally financed by third parties. The costs of these projects to our customers are costly. For our energy efficiency projects, we often assist our customers in arranging third party financing or in some cases may provide financing. If we or our customers are unable to raise funds on acceptable terms when needed, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by us or our customers to raise the funds necessary to finance our projects could materially harm our business, financial condition and operating results.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Factors that may cause our operating results to fluctuate include:

•	our ability to arrange financing for projects;
•	our ability to acquire products to resell to our customers;
•	changes in federal, state and local government policies and programs related to, or a reduction in governmental support for, energy efficiency and deregulation, including rebates and tax incentives;
•	the timing of work we do on projects where we recognize revenue on a percentage of completion basis;
•	the rejection of a submitted rebate by the issuer;
•	seasonality in demand for our products and services; poor weather inhibiting door-to-door sales;
•	a customer’s decision to delay our work, on or other risks involved with, a particular project;
•	availability and costs of labor and equipment;
•	the addition of new customers or the loss of existing customers;
•	the size and scale of new customer projects;
•	the availability of bonding for our projects;
•	our ability to control costs, including operating expenses;
•	changes in the mix of our products and services;
•	the rates at which customers renew their deregulated power contracts with us;
•	the length of our sales cycle;
•	the productivity and growth of our sales force;
•	the timing of opening of new offices or making other significant investments in the growth of our business, as the revenue we hope to generate from those expenses often lags several quarters behind those expenses;
•	changes in pricing by us or our competitors, or the need to provide discounts to win business;
•	costs related to the acquisition and integration of companies or assets;
•	general economic trends, including changes in energy efficiency spending or geopolitical events such as war or incidents of terrorism; and
•	future accounting pronouncements and changes in accounting policies.

A decline in fiscal health could reduce demand for energy efficiency projects.

A significant decline in the fiscal health of federal, state or provincial and local governments impacts our customer base. We view these entities as potential customers and a decline in their fiscal health may make it difficult for them to enter into contracts for our services or to obtain financing necessary to fund such contracts.

Our business is at risk if we lose key personnel or is unable to attract and integrate additional skills personnel.

The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including engineers, project management, and business development and sales professionals. Competition for personnel, particularly those with expertise in the energy services industries, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our executive officers and our president and chief executive officer. If we were to lose the services of any of our executive officers or key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

We operate in a highly competitive industry and competitors may compete more effectively.

Both the deregulation and the energy efficiency industries are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they should require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy efficiency solutions at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our products and services. We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

We may be unable to manage our growth effectively.

We expect our business and operations to expand rapidly and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In addition, in order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We face a long and variable selling cycle that requires significant resource commitments for energy efficiency.

The sales, design and implementation process for energy efficient projects typically takes from 6 to 36 months, with sales to government and housing authority customers tending to require the longest sales processes. Our potential customers are expected to have extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Most of our potential customers issue a request for proposal, or RFP, as part of their consideration. In preparation for responding to an RFP, we intend to conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. In addition, we or the customer typically need to obtain financing for the project. This extended sales process is expected to require the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenue.

We plan to expand our business, in part, through future acquisitions.

Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions could disrupt business.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

•	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;
•	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;
•	we may have difficulty integrating the operations and personnel of the acquired company;
•	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;
•	we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;
•	we may incur one-time write-offs or restructuring charges in connection with the acquisition;
•	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and
•	we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;
•	diversion of our management’s attention from ongoing business concerns;
•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;
•	additional expense associated with amortization of acquired assets;
•	charges at the time of acquisitions related to the expensing of in process research and development;
•	the exposure to additional debt to fund an acquisition;
•	dilution to existing shareholders should the Company raise additional equity;
•	maintenance of uniform standards, controls, procedures and policies; and
•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so would have a material adverse effect on our business, financial condition and operational results.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We intend to maintain, but do not yet have, general and product liability insurance. There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit our Company to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

International operations could expose business to additional risks.

We expect to generate a portion of energy efficiency sales outside the United States in the future. International expansion and sales is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States including:

•	establishing and managing highly experienced foreign suppliers, distributors and relationships and overseeing and ensuring the performance of foreign subcontractors;
•	increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•	additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•	imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•	increased exposure to foreign currency exchange rate risk;
•	longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•	difficulties in repatriating overseas earnings;
•	general economic conditions in the countries in which we operate; and
•	political unrest, war, incidents of terrorism or responses to such events.

Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

Insurance and contractual protections may not always cover lost revenue.

Although we possess insurance, warranties from suppliers, and subcontractors obligations to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We rely on outside consultants, employees, manufacturers and suppliers.

We will rely on the experience of outside consultants, employees, manufacturers and suppliers. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be obtained and there is no assurance that such employees or consultants could be obtained under conditions favorable to us.

We rely on Strategic relationships to promote our products.

We will rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

We rely on our suppliers.

We will rely on key vendors and suppliers to provide power, as well as high quality products and services on a consistent basis. The Company uses outside assembly facilities and contract manufacturers to produce quantities of materials these include, manufacturing facilities, warehouses, shippers, testing facilities and other critical vendor partners. The future success of the Company is contingent on the efforts and performance of these suppliers. Although in the past we have obtained adequate quantities of raw materials and finished product on acceptable terms to meet our requirements, we may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

Our business is subject to commodity price risk.

Our cost to serve our retail energy customers is exposed to fluctuations in commodity prices. Although we enter into commodity derivative instruments with our suppliers to manage the commodity price risks, we are exposed to commodity price risk where estimated customer requirements do not match actual customer requirements or where we are not able to exactly purchase the estimated customer requirements. In such cases, we may suffer a loss if we are required to sell excess supply in the spot market (compared to weighted average cost of supply) or to purchase additional supply in the spot market. Such losses could have a material adverse impact on our operating results, cash flow and liquidity.

A key risk to our business model is a sudden and significant drop in the commodity market price resulting in increase in customer churn, regulatory pressure and resistance on enforcement of liquidation damages and enactment of provisions to reset the customer price to current market price levels, which could have significant impact on our business.

No Assurance of Revenues.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of the Company's limited operating history and the nature of the markets in which it competes, the Company may not be able to accurately predict its revenues. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company's business, results of operations and financial condition. Further, the Company's current and future expense levels are based largely on its investment plans and estimates of future revenues. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's operating results include, among others, demand for the products of the Company, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new or enhanced products and services by the Company or its competitors, the timing and number of new hires, changes in the Company's pricing policy or those of its competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of the company’s products. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in the Company's operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the energy and power industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

If we fail to protect our intellectual property, our planned business could be adversely affected.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

There has been substantial litigation regarding patent and other intellectual property rights in the energy device industry generally. From time to time, we may be forced to defend ourselves against other claims and legal actions alleging infringement of the intellectual property rights of others. Adverse determinations in any such litigation could subject us to significant liabilities to third parties, could require us to seek licenses from third parties and could, if such licenses are not available, prevent us from providing our wind turbines or the generators, which could have a material adverse effect on us. Third parties could also obtain patents that may require us to either redesign products or obtain a license. If we are unable to redesign products or are unable to obtain a license, our business and financial condition would be adversely affected.

Although we perform investigations of the intellectual property of third parties, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any such infringement or misappropriation claim could result in significant costs, substantial damages, and our inability to provide or use our turbines and generators. We also could be forced to obtain licenses from third parties or to develop a non-infringing alternative, which could be costly and time-consuming. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results. A court also could enter orders that temporarily, preliminarily, or permanently enjoin us and/or our suppliers from making or supplying us with the turbines and/or generators. Depending on the nature of the relief ordered by the court, we could become liable for additional damages to third parties.

Because intellectual property litigation can be costly and time consuming, our intellectual property litigation expenses could be significant, even if we are successful in defending our intellectual property rights. Even invalid claims alone could materially adversely affect our financial condition.

We may be subject to lawsuits related to products we purchase from our suppliers or the services performed by our providers.

In the future, we may be a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products we purchase from our approved manufacturers and suppliers. We intend to require our approved providers to have product liability insurance, but there can be no assurance that such product liability insurance will be sufficient to protect us against potential liability. Additionally, there is no certainty that we will not be named in an action for product liability. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, we may incur charges in excess of established reserves. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers and joint venture partners. Our business, profitability and growth prospects could suffer if we face such negative publicity.

Risks Related to E3's Business

Availability of quality products in a timely manner could cause delays in delivery and completion.

Our success depends on our ability to provide services and complete projects in a timely manner, which in part depends on the ability of third parties to provide us with timely and reliable services and products, such as, lighting and other complex components. In providing our services and completing our projects, we rely on products that meet our design specifications and components manufactured and supplied by third parties, as well as on services performed by subcontractors.

We will rely on subcontractors to perform substantially all of the installation work related to our projects. We intend to continue to establish relationships with subcontractors that we believe to be reliable and capable of producing satisfactory results. If any of our contractors or subcontractors are unable to provide services that meet or exceed our customers’ expectations or satisfy our contractual commitments, our reputation, business and operating results could be harmed.

The warranties provided by our third-party suppliers and subcontractors may limit any direct harm we might experience as a result of our relying on their products and services. However, there can be no assurance that a supplier or subcontractor will be willing or able to fulfill its contractual obligations and make necessary repairs or replace equipment. In addition, these warranties generally expire within one to five years or may be of limited scope or provide limited remedies. If we are unable to avail ourselves of warranty protection, we may incur liability to our customers or additional costs related to the affected products and components, including replacement and installation costs, which could have a material adverse effect on our business, financial condition and operating results.

Moreover, any delays, malfunctions, inefficiencies or interruptions in these products or services - even if covered by warranties - could adversely affect the quality and performance of our solutions. This could cause us to experience difficulty retaining customers and attracting new customers, and could harm our brand, reputation and growth. In addition, any significant interruption or delay by our suppliers in the manufacture or delivery of products or services on which we depend could require us to expend considerable time, effort and expense to establish alternate sources for such products and services.

Risks Related to Our Products

We face a risk of defective products and, as a result, a damaged reputation.

If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to use our products, which could result in the loss of revenues. We may have to invest significant capital and other resources to correct these problems. Such expenditures to correct defects and the effect on our reputation could have a material adverse effect on the business, financial condition and results of operations of the Company.

We face the risk of product liability claims and uninsured losses.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. To date, no claim for damages has been asserted against the Company. There can be no assurance that liability claims will not exceed the coverage limits of any policies purchased by the Company or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to operate may be significantly impaired. In addition, liability claims could have a material adverse effect on the business, financial condition and results of operations of the Company.

We intend to obtain comprehensive insurance, including liability, fire, and extended coverage. Certain losses of a catastrophic nature such as from floods, tornadoes, thunderstorms and earthquakes are uninsurable or not economically insurable. Such “Acts of God,” work stoppages, regulatory actions or other causes, could interrupt operations and adversely affect our business.

It is incumbent upon us to keep up with technological change so that our products can maintain their demand in the marketplace.

There can be no assurance that our competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render the Company’s products obsolete or non-competitive. In addition, new technologies and procedures could be developed that replace or reduce the value of our products. Our success will depend in part on our ability to respond quickly to technological changes through the development and introduction of new products and to successfully market these products. There can be no assurance that new product development efforts will result in any commercially successful products. A failure to develop and successfully market new products could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to TPC’s Business

We face the risk that deregulation could be repealed.

If the federal government and/or any individual state decided to repeal deregulation, then the Company would have to rely entirely on its energy efficiency sales in order to generate revenue. The repeal of deregulation is highly unlikely in that it has saved consumers a tremendous amount of money and created positive competition in the marketplace. Also, billions of dollars have already been distributed to alternative suppliers and many utility companies have sold their generation capabilities. It is actually projected that many, if not most states, will have some sort of deregulation by 2020.

We are subject to intense compliance and security regulations.

We have put internal measures in place to achieve compliance relative to our suppliers and state regulators. Notwithstanding such internal measures and controls, compliance remains a risk. In an effort to mitigate that risk, the Company has instituted a number of internal controls such as a third-party verification of every sale made and policies pertaining to confidentiality of customer information.

Competition for deregulated power already exists in the deregulated energy marketplace.

A number of suppliers and utility companies already have their own internal sales groups. As in other sectors, most suppliers consider it more cost effective to utilize outside sales organizations, either exclusively, or in addition to their own. Also, TPC’s supplier agreements state that the suppliers cannot offer simultaneous bids to the same customer.

The Company will also compete with numerous other companies for talent and personnel. Many of such other companies have greater financial resources and more experience. The Company cannot predict the future effects of these factors with any degree of certainty, any of which factors could have a material adverse effect on the Company’s business, financial condition and ability for you as a prospective Investor to receive any return of capital.

Our business, in part, depends on federal, state, and local government support for deregulation and energy efficiency.

Deregulated power is currently adopted by sixteen states, twelve of which have attractive deregulation programs, with the intent that many more states will adopt some form of deregulation by the year 2020. TPC depends on this continued deregulation. This may not occur or be delayed, affecting our long-term growth. We will depend in part on government legislation and policies that support energy efficiency and renewable energy projects and that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. and Canadian federal governments and several of the states and provinces in which we will operate support our potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities are expected to do business with us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.

The Company will be subject to government regulations at both the state and federal levels, including the Federal Energy Regulatory Commission (“FERC”) and individual states’ Public Utilities Commission (“PUC”) for a substantial level of rates and services that it provides. The FERC regulates certain activities of public utilities. The scope of the jurisdiction of the FERC under the FPA encompasses review and approval of (i) rates charged by public utilities for wholesale sales of electricity; (ii) issuances of securities and assumption of liabilities by public utilities; (iii) interstate transmission of electricity; (iv) certain dispositions of assets; and (v) interlocking directorships between public utilities and certain interested parties. The various state PUC’s will regulate the rates that can be charged for such services or distributions, ancillary services and other retail power services, and will determine the terms under which the Company can compete with the investor owned utilities and other energy service providers. There is no certain assurance that the regulations promulgated by FERC and/or state PUCs will act to the benefit of the Company.

Our business is affected by seasonal trends that could affect operating results.

Seasonal weather could inhibit the ability of door-to-door sales staff from selling deregulated power. Also, we are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States and Canada, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for energy efficiency projects. As a result of such fluctuations, we may occasionally experience declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 450,000,000 shares of our common stock and 50,000,000 shares of our preferred stock, each with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the QB, there is no market for our common stock. Even when a market is established and trading begins, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s corporate offices and warehouse are located at 1382 Valencia Avenue, Unit F, Tustin, California. These offices consist of 2,000 square feet for which we pay rent of $2,500 on a month to month basis. The Company considers these facilities to be adequate for its current needs.

For the operations of TPC, we lease 4,260 square feet of office space at 1165 N. Clark Street, Chicago, IL under a 65 month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

LP&L rents office space under several non-cancelable operating lease agreements in the same commercial building that commenced beginning in March 2014, all of which expired on February 28, 2016. The future annual rental payments required under these operating lease agreements for 2015 and 2016 are $46,867 and $7,849, respectively. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this operating lease since April 7, 2015.

Our registered agent is Nevada Discount Registered Agent, Inc. located at 831 Laca Street, Dayton, NV 89403.

Intellectual Property

The description of our intellectual property is in “Item 1. Business” under the section entitled “Intellectual Property”.

ITEM 3. LEGAL PROCEEDINGS

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

Lexington Power & Light, LLC

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in accounts payable and accrued expenses for the period ended December 31, 2015. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this loss contingency since April 7, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB under the symbol “PRHL”. Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low

December 31, 2015	$0.075	$0.048
September 30, 2015	$0.080	$0.046
June 30, 2015	$0.098	$0.022
March 31, 2015	$0.098	$0.055
December 31, 2014	$0.110	$0.067
September 30, 2014	$0.112	$0.065
June 30, 2014	$0.180	$0.060
March 31, 2014	$0.200	$0.085

Transfer Agent

The transfer agent and registrar for our common stock is Columbia Stock Transfer Company, 1869 E. Seltice Way, Suite 292, Post Falls, ID 83854. Their phone number and website are (208) 664-3544 and www.columbiastock.com.

Holders of Common Stock

As of April 5, 2016, there were 1,164 shareholders of record of our common stock. As of such date, 215,076,543 shares were issued and outstanding.

Registration Rights

There are no registration rights as of December 31, 2015.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

In the event that we obtain authorization to issue any preferred stock and issue such stock, we must not declare, pay or set apart for payment any dividend or other distribution (unless payable solely in shares of our common stock or other class of stock junior to our preferred stock as to dividends or upon liquidation) in respect of our common stock, nor must we redeem, purchase or otherwise acquire for consideration shares of any of the foregoing, unless dividends, if any, payable to holders of our preferred stock for the current period (and in the case of cumulative dividends, if any, payable to holders of our preferred stock for the current period and in the case of cumulative dividends, if any, for all past periods) have been paid, are being paid or have been set aside for payment, in accordance with the terms of our preferred stock, as fixed by our board of directors.

Other than as stated above, there are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,275,876 shares of its common stock in the aggregate amount of $795,975.

From January through March 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 8,767,500 shares of its common stock in the aggregate amount of $801,900.

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

During the year ended December 31, 2015, 2,557,889 shares of common stock were issued for certain consulting services. The shares were valued at $168,089, of which $77,500 was recognized as reduction of debt and $90,589 was recognized as expense. The shares were valued based upon the fair value of the common stock on the measurement date. A summary of these share issuances are as follows:

Date of Issuance	Shares Issued	Fair Value

February 12, 2015(1)	375,000	$26,250
February 12, 2015(1)	325,000	22,750
February 12, 2015(1)	200,000	14,000
February 12, 2015(1)	100,000	7,000
May 6, 2015(1)	150,000	7,500
August 7, 2015	82,889	5,389
August 7, 2015	300,000	15,000
September 16, 2015	715,000	50,050
October 6, 2015	25,000	1,625
November 3, 2015	250,000	16,250
December 27, 2015	35,000	2,275
Totals	2,557,889	$168,089

(1) Recognized as reduction of debt.

In January 2016, the Company issued 5,500,000 common shares for services to consultants for services at $0.06 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2015.

Issuer Purchases of Equity Securities

During the year ended December 31, 2015, we did not purchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our financial results for the periods covered.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2015 to the Twelve Months Ended December 31, 2014

Revenue

For the years ended December 31, 2015 and 2014, our total revenues were $5,198,467 and $4,828,118, respectively. The increase in revenue is primarily due to increases in TPC revenues from residential and commercial customer sales.

Expenses

The Company’s expenses for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended December 31, (in thousands)
	2015	2014
Revenues	$5,198	$3,261
Cost of revenues	464	48
Gross profit	4,734	3,213
Selling, general and administrative expenses	7,881	7,761
Impairment loss - goodwill	–	3,415
Impairment loss - intangibles	–	144
Other expense	1,059	85
Loss before income taxes, non-controlling interest and discontinued operations	$(4,136)	$(8,192)

The decrease in cost of revenues for the year ended December 31, 2015, compared to the year ended December 31, 2014 is due primarily a result of the discontinued operations of LP&L.

The decrease in selling, general and administrative expenses for the year ended December 31, 2015, compared to the year ended December 31, 2014 is due primarily to the reduction of operating expenses as a result of the discontinued operations of LP&L and a decrease in consulting expense.

Other Income (Expense)

	Year Ended December 31, (in thousands)
	2015	2014
Interest expense	$(899)	$(33)
Loss on settlement of lawsuit	(20)	(110)
Loss on change in fair value of derivative liability	(140)
Change in fair value of contingent liability – LP&L acquisition	–	58
Total	$(1,059)	$(85)

The increase in other expense for the year ended December 31, 2015, compared to the prior year is mainly attributable to the increase is convertible notes payable resulting in increased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the twelve months ended December 31, 2015:

	December 31,	December 31,
	2015	2014
Current assets	$1,025,520	$993,983
Current liabilities	4,042,314	5,330,566
Working capital	$(3,016,794)	$(4,336,583)

The increase in working capital is due to primarily from the elimination of the liabilities resulting from the Company’s deconsolidation of LP&L in 2015.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(2,949,886)	$(3,370,045)
Net cash provided by (used in) investing activities	(89,206)	(2,378)
Net cash provided by financing activities	2,761,726	3,263,946
Change in cash	$(277,366)	$(108,477)

The decrease in cash used in operating activities was due primarily to an increase in gross profit and a decrease in selling, general and administrative expenses for the twelve months ended December 31, 2015 as compared to the same period in 2014.

Going Concern

The audited consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of December 31, 2015, the Company had an accumulated deficit of $23,796,018. During the twelve months ended December 31, 2015 and 2014, the Company incurred net losses of $2,561,399 and $8,348,485, respectively, and used cash in operating activities of $2,949,887 and $3,370,045, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that we will need to raise an additional $3,000,000 to $3,500,000 over the next twelve months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $550,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended December 31, 2015. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015, the Company does not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of December 31, 2015 and 2014, the balance of allowance for bad debts was $51,000 and $27,136, respectively.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2015, the Company has 1,650,000 stock options outstanding and 12,428,629 warrants outstanding. As of December 31, 2014, the Company had 6,000,000 stock options outstanding and 2,793,694 warrants outstanding. Net convertible debt as of December 31, 2015 was $1,780,482 and is convertible between three months to one year from the original loan agreement date.

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

Level 3- Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect a company’s own assumptions about the inputs that market participants would use.

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

Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue upon the transfer of goods or services to customers in an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five- step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of this standard.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, although early adoption is permitted. This guidance is not expected to have an impact on the financial statements of the Company. If any event occurs in future periods that could affect our ability to continue as going concern, we will provide appropriate disclosures as required by ASU 2014-15.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. According to ASU 2015-11, an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the above. The adoption doesn’t have a significant impact on the Company’s consolidated financial position or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s interim president and chief executive officer (who is the Company’s principal executive officer) and the Company’s chief financial officer, treasurer, and secretary (who is the Company’s principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2015. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the next fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management and implement modifications to our financial controls to address such inadequacies; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of hiring the requisite personnel and implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2015 are fairly stated, in all material respects, in accordance with U.S. GAAP.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As of April 5, 2016, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Randall Letcavage (1)	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors	58	October 5, 2012
Woodrow Clark, PhD (2)	Director	71	July 29, 2012
Lane Harrison (3)	Director	64	October 5, 2012
Robert Baron (4)	Director	76	October 9, 2015

Notes

(1)	Mr. Letcavage was appointed Chief Executive Officer on November 1, 2012.

(2)	Dr. Clark was appointed Director on July 29, 2012.

(3)	Mr. Harrison was elected Director on October 5, 2012.

(4)	Mr. Baron was appointed Director on October 9, 2015.

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Randall Letcavage – Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors

Mr. Letcavage was named Chairman, President, Chief Executive Officer, and Chief Financial Officer of the Company on October 5, 2012. Prior to this he was employed as a consultant by Capital Finance LLC. He brings in excess of 25 years plus of business experience specializing in the financial markets and business consulting and green energy/clean technology. For the past 20 years Mr. Letcavage has been an investment banker widely recognized for individual achievements as well as his role of Founder, Officer and Director of the iCapital Group that includes iCapital Finance Inc, iCapital Advisory LLC and iCap Development LLC (A National “CDE” Community Development Entity – Certified by the U.S Treasury Department). Mr. Letcavage has also held executive positions, invested, and/or operated numerous businesses including related companies in “Power Generation and Power Reduction” – CEO of Ciralight Global Inc, CEO of Green Central Holdings, Consultant and second largest shareholder of publicly traded PRHL which operates Energy Efficiency Experts (E3). Letcavage had been successful in many areas additionally providing capital to healthcare companies. Mr. Letcavage personally acted as an advisor to municipalities leading millions in industrial bond transactions, while also advising the National Conference of Black Mayors (NCBM; over 800 members all of whose cities may one day be able to offer deregulated power services). Mr. Letcavage served as the Managing Director of NC Capital Markets and as Vice President of The National Capital Companies, Inc. (directing the daily operations of most of its subsidiaries). Mr. Letcavage was formerly the CEO and a majority owner of Capital Access Group. Prior to Capital Access, Mr. Letcavage founded and/or managed several asset management firms, including Valley Forge Capital Holdings and the Marshall Plan, LLC that directed and/or co-managed over $3 billion in assets with former renowned CALPERS (California Pension & Retirement Systems) Manager, Greta Marshall. Prior to Valley Forge, Mr. Letcavage founded Security America, Inc., an asset management firm based in Grosse Pointe, Michigan. Mr. Letcavage worked with Prudential-Bache running a Joint Venture ―High Net Worth Group (a/k/a Security American, Inc.).

Woodrow Clark, PhD – Director

Dr. Clark was appointed a Director of the Company on July 29, 2012. Dr. Clark, a long-time advocate for the environment and renewable energy, is an internationally recognized author, lecturer, public speaker and advisor specializing in sustainable communities. Dr. Clark was one of the contributing scientists to the work of the United Nations Intergovernmental Panel on Climate Change (UNIPCC) which as an organization was awarded the Nobel Peace Prize in December 2007. In 2004, he founded, and now manages, Clark Strategic Partners (CSP), an environmental and renewable energy consulting firm using his political-economic expertise in order to guide, advice and implements public and private clients worldwide – specifically on sustainable smart green communities of all kinds ranging from colleges and universities to shopping malls, office buildings and film studios. Dr. Clark’s five books and 50+ peer-reviewed articles reflect that concern for global sustainable communities. His last book is Global Energy Innovations (Praeger Press, November 2011) that concerns the “green industrial revolution” (GIR). He explains his work as being the solutions to climate change through public policy, science and technologies, economics and finance. Clark also teaches graduate courses in these areas throughout the USA and internationally. Currently, Dr. Clark is Academic Specialist, UCLA Provost Office and Cross-Disciplinary Scholars in Science and Technology. Prior to launching CSP, Dr. Clark was Senior Advisor on Renewable Energy, Emerging Technologies, and Finance to California Governor Gray Davis from 2000-2003. Before that, from 1999-2000, he was a Visiting Professor of Science, Technology and Entrepreneurship at Aalborg University, Denmark, where he was a Fulbright Fellow in 1994. Dr. Clark was the Manager of Strategic Planning for Technology Transfer at Lawrence Livermore National Laboratory (LLNL) for the University of California and U.S. Department of Energy, during the 1990s. In 1980, he founded a mass media company in San Francisco, CA, Clark Communications, specializing in the production and distribution of documentary and educational films focused on “social issues” such as “sexual harassment”, “health issues” and older workers along with other topics including books from dramatic current events. Dr. Clark earned three masters’ degrees from different universities in Illinois and his Ph.D. at University of California, Berkeley.

Lane Harrison - Director

Lane Harrison was appointed a Director of the Company on October 5, 2012. Mr. Harrison is Founder and President of Affluent and Corporate Insurance Services, Inc. and Capital Preservation Insurance Services, Inc. The firms provide insurance and advanced consulting services to professional advisors, corporations, small business owners and high net worth families. Mr. Harrison has over 30 years of business consulting and sale/marketing experience. He has lectured extensively to the professional advisor community. In addition, Mr. Harrison advised large multi-national corporations such as Bicoastal Corporation, (Formerly Singer Corp.) where he served as Director, and Bicoastal Financial Corporation, serving as President/Director. Mr. Harrison is a graduate of Salem State College with a Bachelor of Arts in Social Welfare.

Robert Baron – Director

Robert Baron was appointed a Director on October 9, 2015. Mr. Baron is a director of Opko Health (NYSE: OPK) where he serves as chairman of the governance and nominating committee and as a member of the audit committee and the compensation committee. He is also a director of Green States Energy and Andover Medical (OTC: ADOV). Prior public boards include Hemobiotech and Suburban Bancorp, where he assisted in taking troubled savings and loans from cease and desist status to a public offering and eventually to a sale to Fifth Third Bank. Mr. Baron was also owner and president of Cash City Inc., a payday loan and check cashing business, from 1999 to 2003. From 1997 to 1999, he was the President of East Coast operations of CSS/TSC, a distributor of blank tee shirts, fleece and accessories and a subsidiary of Tultex Corp with over $200 million in revenues. Prior to that, Mr. Baron President/Owner of T-Shirt City, a privately held company with $80 million in nationwide sales, which was sold to Tultex Corp. Mr. Baron is a graduate of Ohio State University and attended Harvard University and Stanford University.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Significant Employees

We do not have other significant employees.

Committees of Board of Directors

There are currently no committees of the Board of Directors. Our board of directors is of the view that it is appropriate for us not to have a standing nominating, audit or compensation committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed, and will perform adequately, the functions of any specific committee.

Term of Office

Our directors cease to hold office immediately before their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders, but are eligible for reelection or reappointment. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals. Our officers hold office at the discretion of our board of directors, or until their deaths, resignations or removals.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors and officers.

Director Independence

Our board of directors consists of Randall Letcavage, Robert Baron, Lane Harrison and Woodrow W. Clark II. Our securities are quoted on the OTCQB which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company. Using this definition of independence, we have determined that three directors, Robert Baron, Lane Harrison and Woodrow W. Clark II, are independent directors. Randall Letcavage is not independent as he is and officer and employee of the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended December 31, 2015, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the fiscal years ended November 30, 2014 and 2013 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randall Letcavage CEO, CFO [1,2,3]	2015 2014	240,000 240,000	50,000 50,000	– –	355,726 527,905	– –	– –	$133,000 –	778,726 817,905

Notes

(1)	During the year ended December 31, 2015, Mr. Letcavage (directly or through related entities) earned $290,000 as compensation for his role as our CEO and CFO.
(2)	During the year ended December 31, 2015, the Company incurred expenses of $75,543 to iCapital Advisory for consulting services, a related party entity for which Mr. Letcavage is the President.
(3)	No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2015.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Randall Letcavage, CEO, CFO	1,150,000	–	–	0.0025 to 0.15	12/31/19 to 12/31/20	–	–	–	–
Woodrow Clark, PhD, Director	150,000	–	–	0.15	12/31/19	–	–	–	–
Lane Harrison, Director	150,000	–	–	0.15	12/31/19	–	–	–	–

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2015.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Randall Letcavage	–	–	–	–	–	–	–
Woodrow Clark, PhD	–	–	–	–	–	15,500	15,500
Lane Harrison	–	–	–	–	–	2,000	2,000
Robert Baron	–	–	–	–	–	4,000	4,000

All directors receive reimbursement for reasonable out of pocket expenses in attending board of directors’ meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we intend to compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Dr. Clark received speaking fees when speaking on behalf of the company at symposia and conventions. Mr. Baron received fees for extra services he provides including consulting and other services. Mr. Letcavage receives compensation for his services as an executive officer of the Company, but not as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of April 5, 2016, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling stockholder, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security Ownership of Certain Beneficial Holders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Robert Siegler Suzanne Siegler Siegler Family Trust, Declaration dated July 6, 2012 300 N.E. 5th Street Boca Raton, FL 33432	7,722,807 Direct (1)	3.59%
Common Stock	Bojo, LLC 1601 W. School Ave, Unit 403 Chicago, IL 60657	16,353,000 Direct (5)	7.60%
Common Stock	Bash Holdings, LLC 9216 N National Avenue Morton Grove, IL 60053	12,603,000 Direct (5)	5.86%
	Total Beneficial Holders as a Group	36,678,807 Direct	17.05%

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Randall Letcavage 1382 Valencia, Unit F Tustin, CA 92780	7,384,386 Direct (2)	3.21%
Common Stock	Woodrow Clark, PhD 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)	<1%
Common Stock	Lane Harrison 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)(6)	<1%
Common Stock	Robert Baron 1382 Valencia, Unit F Tustin, CA 92780	-	-
Common Stock	Directors & Executive Officers as a group (4 persons)	7,684,386 Direct	3.34%

Notes

(1)	Beneficial ownership is held jointly by Robert Siegler, Suzanne Siegler and the Siegler Family Trust, Declaration dated July 6, 2012. Includes all shares of common stock beneficially owned, including 7,272,807 shares of common stock and immediately exercisable warrants to purchase 3,861,388 shares of common stock. The business address for Robert Siegler, Suzanne Siegler and the Siegler Family Trust, Declaration dated July 6, 2012 is 300 N.E. 5th Street, Boca Raton, Florida 33432.

(2)	Includes 5,234,386 common shares, 1,150,000 stock options, and 250,000 Series B Preferred Shares, which carry voting rights of 1,000 shares of common stock for every 1 share of preferred stock. Including the common and preferred shares, Mr. Letcavage possesses the combined voting power of 256,384,386 shares of common stock.

(3)	Beneficial ownership includes stock options.

(4)	The beneficial owner has sole voting and investment power with respect to the shares shown.

(5)	All ownership is beneficial and of record, unless indicated otherwise.

(6)	Stock options owned by Patriot Advisory Group, LLC, Series A, of which Mr. Harrison is the Manager.

Changes in Control

Series B Preferred Stock

On December 16, 2015, the Board of Directors of the Company authorized a Series B Preferred Stock, designated as the “Series B Voting Convertible Preferred Stock” (the “Series B Preferred”). The Series B Preferred consists of Two Hundred Fifty Thousand (250,000) shares at $.0001 par value and voting rights of 1,000 votes for each share of Series B Preferred. All other rights and privileges shall be the same as the Series A Preferred. As of December 31, 2015, there were 250,000 shares of Series B Preferred issued and outstanding which constitutes a combined voting right of 250,000,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2015, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

During year ended December 31, 2015 and 2014, Mr. Letcavage (directly or through related entities) recorded $290,000 and $290,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures	Company owned by Shadie Kalkas, the managing director of TPC

	December 31, 2015	December 31, 2014
iCapital Advisory – Consulting fees	$75,543	$80,750
Jamp Promotion - Commissions	90,500	85,462
Mason Ventures and Sebo Holdings - Loans	5,038	36,021
	$171,081	$202,233

During the year ended December 31, 2015, we received loans from Mason Ventures of approximately $670,000 and repaid approximately $700,000. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810 Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of December 31, 2015, it would not be absorbed by Premier Holding Corporation.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by Anton & Chia, LLP (“AC”), independent registered public accounting firm, for the years ended December 31, 2015 and 2014:

Services	2015	2014
Audit fees	$46,842	$125,433
Audit related fees	–	–
Tax fees	–	–
All other fees	95,325	52,245
Total fees	$142,167	$177,678

Audit Fees

The audit fees were paid for the audit services of our annual and quarterly reports and issuing consents for our registration statements.

Tax Fees

The tax fees were paid for reviewing various tax related matters.

Pre-Approval Policies and Procedures

Our board of directors preapproves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered. Our board of directors has considered the nature and amount of fees billed by AC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
Report of Independent Registered Public Accounting Firm – Anton & Chia, LLP
Balance Sheets as of December 31, 2015 and 2014.
Statements of Operations for the Years Ended December 31, 2015 and 2014.
Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014.
Statements of Cash Flows for the Years Ended December 31, 2015 and 2014.

No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER HOLDING CORPORATION

By: /s/ Randall Letcavage
Randall Letcavage
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall Letcavage
Randall Letcavage
Chairman of the Board of Directors
Date: April 14, 2016

By: /s/ Woodrow Clark
Woodrow Clark
Director
Date: April 14, 2016

By: /s/ Lane Harrison
Lane Harrison
Director
Date: April 14, 2016

By: /s/ Robert Baron
Robert Baron
Director
Date: April 14, 2016

PREMIER HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Premier Holding Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Premier Holding Corporation (the "Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, during the years ended December 31, 2015 and 2014, the Company made payments to related parties controlled by an officer and management of the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the consolidated financial statements, the Company has incurred an accumulated deficit of $23,796,018 and $21,326,640 as of December 31, 2015 and 2014, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 14, 2016

PREMIER HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$395,726	$673,092
Accounts receivable	444,843	299,268
Prepaid expenses	102,418	21,623
Inventory	82,533	–
Total current assets	1,025,520	993,983

Equipment, net	134,745	21,729
Goodwill	4,000,000	4,000,000
Assets of discontinued operations	–	1,876,694
Total assets	$5,160,265	$6,892,406

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$508,083	$738,214
Accounts payable - related party	171,081	202,233
Convertible note, net	1,780,482	909,500
Contingent liability - LP&L acquisition	–	692,500
Notes payable	98,668	445,500
Derivative liability	1,484,000	–
Current liabilities of discontinued operations	–	2,342,619
Total current liabilities	4,042,314	5,330,566

LONG-TERM LIABILITIES:
Lawsuit liability	26,000	74,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of December 31, 2015 and 2014, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 and zero issued and outstanding as of December 31, 2015 and 2014, respectively	25	–
Common stock, $0.0001 par value, 450,000,000 shares authorized; 204,400,850 and 181,567,085 shares issued and outstanding as of December 31, 2015 and 2014, respectively	20,440	18,157

Common stock to be issued	4,000	289,060
Stock subscription payable	–	(10,495)
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	28,108,346	23,886,440
Accumulated deficit	(23,796,018)	(21,326,640)
Total Premier Holding Corporation stockholders' equity	1,467,813	1,987,542
Non-controlling interest	(375,862)	(499,702)
Total stockholders' equity	1,091,951	1,487,840
Total liabilities and stockholders' equity	$5,160,265	$6,892,406

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2015	2014

REVENUE:
TPC commission revenue	$4,552,281	$3,251,166
Product revenue	646,186	10,095
Total revenue	5,198,467	3,261,261

COST OF SALES	463,796	48,238

GROSS PROFIT	4,734,671	3,213,023

OPERATING EXPENSES:
Selling, general and administrative	7,811,496	7,760,436
Impairment loss - goodwill	–	3,414,901
Impairment loss - intangibles	–	144,210

Total operating expenses	7,811,496	11,319,547

OPERATING LOSS	$(3,076,825)	$(8,106,524)

OTHER INCOME (EXPENSE):
Interest expense	(899,495)	(32,614)
Loss on settlement of lawsuit	(19,500)	(110,000)
Loss on change in fair value of derivative liability	(140,000)
Change in fair value of contingent liability - LP&L acquisition	–	57,500
Total other expense	(1,058,995)	(85,114)

LOSS FROM OPERATIONS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(4,135,820)	$(8,191,638)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(4,135,820)	$(8,191,638)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(278,463)	(156,847)
Gain on disposal of LP&L	1,852,884	–

INCOME FROM DISCONTINUED OPERATIONS	$1,574,421	$(156,847)

NET INCOME (LOSS)	$(2,561,399)	$(8,348,485)

NET (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$92,021	$168,730

NET INCOME (LOSS) ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(2,469,378)	$(8,179,755)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(2,469,378)	$(8,179,755)
Net income (loss) per common share - basic and diluted	$(0.01)	$(0.05)

Net loss attributable to Premier Holding Corporation per share - basic and diluted
Net loss from discontinued operations	$(278,463)	$(156,847)
Net income (loss) per common share from discontinued operations - basic and diluted	$(0.00)	$(0)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	190,636,022	156,600,307

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Common Stock	Common Stock Subscription	Non-Controlling Interest in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Payable	Subsidiary	Stock	Deficit	Total
Balance December 31, 2013	–	$–	–	$–	151,003,328	$15,101	$19,639,399	$–	–	$(179,356)	–	$(13,146,885)	$6,328,260
Common stock issued for cash					25,947,060	2,595	1,878,860	(269,677)	(10,495)				1,601,283
Common stock issued for services					7,616,697	761	877,808	(831)		–			877,738
Options and warrants issued for services					–	–	540,092	–		–			540,092
Cancellation of common stock					(3,000,000)	(300)	300	–		–			–
Common stock for acquisition					7,500,000	750	749,250	–		(151,616)	–	–	598,384
Preferred stock issued for cash	200,000	20			–	–	199,980	–		–			200,000
Common Stock to be issued					–	–		559,568		–			559,568
Minority Interest in Subsidiary					–	–	–	–		(168,730)			(168,730)
Treasury Stock					(7,500,000)	(750)	750	–		–	(869,000)		(869,000)
Net Loss attributable to Premier								–		–		(8,179,755)	(8,179,755)
Balance December 31, 2014	200,000	$20	–	$–	181,567,085	$18,157	$23,886,440	$289,060	$(10,495)	$(499,702)	$(869,000)	$(21,326,640)	$1,487,840
Common stock issued for cash					16,275,876	1,627	794,348	(285,060)	10,495				521,410
Common stock issued for services					2,557,889	256	167,833						168,089
Options and warrants issued for services							431,010						431,010
Warrants issued with convertible notes payable							616,140						616,140
Preferred stock issued for services			250,000	25			202,975						203,000
Options exercised for accounts payable					4,000,000	400	9,600						10,000
Minority Interest in Subsidiary										(92,021)			(92,021)
Disposal of Lexington										215,861			215,861
Net Loss attributable to Premier												(2,469,378)	(2,469,378)
Balance December 30, 2015	200,000	$20	250,000	$25	204,400,850	$20,440	$26,108,346	$4,000	$–	$(375,862)	$(869,000)	$(23,796,018)	$1,091,951

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,561,399)	$(8,348,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of LP&L	(1,852,884)	–
Shares based payments issued for services	301,089	877,738
Impairment loss - goodwill	–	3,414,901
Impairment loss - intangibles	–	144,210
(Gain) loss on change in fair value of derivative liability	140,000	–
Change in fair value of contingent liability	–	(57,500)
Warrants and options issued for services	431,010	540,092
Depreciation and amortization expense	10,020	57,156
Amortization of debt discounts	602,320	–
Loss (gain) on extinguishment of debt	–	110,000
Changes in operating assets and liabilities:		–
Accounts receivable	(145,575)	139,707
Prepaid expenses	(80,795)	(8,490)
Inventory	(82,533)	–
Collateral deposit and postings		–
Accounts payable and accrued liabilities	(150,131)	(45,378)
Net cash provided by discontinued operations	438,991	(193,996)
Net cash used in operating activities	(2,949,887)	(3,370,045)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(89,205)	(2,378)
Net cash acquired in acquisition of LP&L	–	–

Net cash used in investing activities	(89,205)	(2,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related party	(31,152)	116,095
Payment for note payable - related party	–	–
Payment for notes payable	90,668	(24,000)
Proceeds from sale of preferred stock	–	200,000
Proceeds from common stock payable	–	559,568
Proceeds from sale of common stock	521,410	1,601,283
Proceeds from convertible notes payable	2,228,800	909,500
Payment for notes payable in the acquisition of LP&L	–	(62,500)
Payment of lawsuit liability	(48,000)	(36,000)

Net cash provided by financing activities	2,761,726	3,263,946

NET CHANGE IN CASH	(277,366)	(108,477)
CASH AT BEGINNING OF PERIOD	673,092	781,569
CASH AT END OF PERIOD	$395,726	$673,092

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$245,573	$–
Income taxes	$–	$–
Non-cash investing and financing activities:
Common stock issued for acquisition of LP&L	$–	$750,000
Stock options exercised for accounts payable - related party	$10,000	$–
Series B Preferred stock issued for accounts payable - related party	$70,000	$–
Debt discount due to derivative liabilities	$892,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS

Premier Holding Corporation (the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

The Company was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation. The Company is organized with a holding company structure such that the Company provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies for its subsidiaries.

In 2012, the Company acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other current options for efficiency are new and untested, and expensive. This technology is being marketed by E3.

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. The Company expects this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

On October 22, 2014, the Company entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchases electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, the Company was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, the Company had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated as per our default on our purchase obligations for the acquisition due to the non-performance of LP&L under the terms of the Agreement.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The audited consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for the year ended December 31, 2015. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of doubtful accounts receivable, valuation of stock-based compensation, valuation of derivative liabilities, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015, the Company does not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of December 31, 2015 and 2014, the balance of allowance for bad debts was $51,000 and $27,136, respectively.

Inventory

Inventory is stated at the lower of cost or market. At December 31, 2015, inventory consists of raw materials.

Equipment

Equipment consists of a vehicles and computer equipment and is recorded at cost less accumulated depreciation. The Company’s equipment is amortized on a straight-line basis over its estimated life, generally three to five years.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2015, the Company has 1,650,000 stock options outstanding and 12,428,629 warrants outstanding. As of December 31, 2014, the Company had 6,000,000 stock options outstanding and 2,793,694 warrants outstanding.

As of December 31, 2015 and 2014, the Company had 450,000 and 200,000 shares of Preferred Stock outstanding, respectively. Net convertible debt as of December 31, 2015 was $1,780,482 and is convertible between three months to one year from the original loan agreement date.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability - December 31, 2014	$–	$–	$–	$–

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – December 31, 2015	$–	$–	$1,484,000	$1,484,000

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

The Company recorded impairment losses on intangible assets of $0 and $144,210 for the years ended December 31, 2015 and 2014, respectively. The impairment losses in 2014 were due to lack of expected cash flows related to patents and non-compete agreements previously purchased.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2015, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its consolidated financial statements.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-11 (ASU 2015-11), Simplifying the Measurement of Inventory. According to ASU 2015-11, an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The Board has amended some of the other guidance in Topic 330 to more clearly articulate the requirements for the measurement and disclosure of inventory. However, the Board does not intend for those clarifications to result in any changes in practice. Other than the change in the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of ASU 2015-11, there are no other substantive changes to the guidance on measurement of inventory. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected to early adopt the above. The adoption doesn’t have a significant impact on the Company’s consolidated financial position or results of operations.

During November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in a classified statement of financial position. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning January 1, 2018. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2015, the Company had an accumulated deficit of $23,796,018. During the years ended December 31, 2015 and 2014, the Company incurred operating losses of $3,076,825 and $8,106,524, respectively, and used cash in operating activities of $2,949,887 and $3,370,045, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of December 31, 2015 and 2014:

	The Power Company USA, LLC	Lexington Power & Light, LLC	Total Company
Balances at January 1, 2014:	$4,500,000	$–	$4,500,000
Aggregate goodwill acquired	–	2,859,151	2,859,151
Impairment losses	(500,000)	(2,859,151)	(3,359,151)
Balances at December 31, 2014:	$4,000,000	$–	$4,000,000
Aggregate goodwill acquired	–	–	–
Impairment losses	–	–	–
Balances at December 31, 2015:	$4,000,000	$–	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the year ended December 31, 2015 is $300,000.

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

On April 7, 2015, the Agreement was terminated due to Premier’s default on its purchase obligations for LP&L under the terms of the Agreement. The fair value of non-controlling interest as of acquisition date was $(151,616). Also, there were earn-out payments to the members of LP&L for the company achieving an EBITDA of at least $2,500,000 for the most recent completed 12 fiscal months from the preceding year, where the Company was to be entitled to $500,000 cash and 2,500,000 shares of restricted common stock. In addition, in the event the purchaser or any subsidiary thereof did not direct customer referrals resulting in gross revenues for the Company of at least $50,000,000 on an annual basis during the earn out period, the members were to be entitled to $500,000 and 2,500,000 shares of restricted common stock.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured  by assets of the Company and mature five years from the issuance date and automatically convert into share of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date fall, unless an election is made for repayment in cash One  year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15, Derivatives and Hedging and determined that the instrument should be classified as a liability once the conversion option becomes effective after one year due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued (see Note 7).

Between March 9, 2015 and December 31, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,779,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and December 23, 2018. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued along with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $616,138 for the fair value of these warrants during the year ended December 31, 2015, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $510,311. Interest expense related to the amortization of this debt discount for the year ended December 31, 2015 was $105,827.

During the year ended December 31, 2015, the Company recorded interest expense of $899,495.

NOTE 6 – NOTES PAYABLE

On October 22, 2014, the Company entered into a note for the acquisition of 85% of Lexington in amount of $325,000. The note payable agreement requires the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $40,625 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $40,625 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. Due to the default of this note, the acquisition related to this note payable was terminated on April 7, 2015; therefore, the Company is released for further payment because of the reversal of ownership interest in Lexington  (See Note 9).

On October 22, 2014, the Company also entered into a note for the acquisition of 85% of Lexington in amount of $175,000. The note payable agreement requires the Company to repay the principal, together with imputed federal rate for term of the note. This Promissory Note (this “Note”) shall be payable as follows: (i) an initial payment of $21,875 payable within forty-five (45) days following the date hereof (the “Initial Payment Date”); and (ii) seven (7) equal monthly installments of $21,875 commencing ninety (90) days following the Initial Payment Date and each installment ninety (90) days thereafter (each an “Installment Date”). The Maker may prepay this entire Note at any time without premium or penalty. Any prepayment will be applied first against accrued, but unpaid interest and then against the outstanding principal balance. Due to the default of this note, the acquisition related to this note payable was terminated on April 7, 2015; therefore, the Company is released for further payment because of the reversal of ownership interest in Lexington.

During 2013, TPC entered into a line of credit with Energy Me in amount of $50,000. This loan bears no interest, and shall be repaid $2,000 per month. As of December 31, 2015, this loan was fully repaid.

NOTE 7 – DERIVATIVE LIABILITY

The embedded conversion feature in the convertible debt instruments (the “Notes”) that the Company issued beginning in July 2014 (See Note 5), and became convertible beginning in July 2015, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance under ASC 815, Derivatives and Hedging. The conversion feature of these Convertible Promissory Notes have been characterized as a derivative liability beginning in July 2015 to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The valuation of the derivative liability attached to the convertible debt was amounts were determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $1,484,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of December 31, 2015. The derivative liability recorded for the convertible feature created a debt discount of $892,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended December 31, 2015, was $54,067. Additionally, $442,426 of debt discount was charged to interest expense, representing the amount of debt discount in excess of the convertible debt.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The value of a share of Company stock on December 31, 2015, the measurement date - $0.06 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock - 129.5%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of December 31, 2015:

•	Conversion price - $0.0499, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended December 31, 2015; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0499

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2014	$–
Change in fair value of derivative liability	140,000
Derivative on new loans	1,344,000
Settlement of derivative liability due to conversion of related notes	–
Derivative liability as of December 31, 2015	$1,484,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2015, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

On March 31, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”). On April 1, 2014, the Company filed a Certificate of Designation for the Company’s Series A Preferred Stock in Nevada of which the Company is authorized to issue up to 7,000,000 shares with a par value of $0.0001 per share. In general, each share of Series A Preferred Stock has no voting or dividend rights, a stated value of $1.00 per share (the “Stated Value”), and is convertible nine months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value, or at $0.10 per common share.

On April 8, 2014, the Company entered into preferred stock purchase agreements with an investor for the sale of 200,000 shares of its Series A Preferred Stock at $1 per share in total of $200,000.

On December 11, 2015, the Board of Directors of the Company approved the creation of the Corporation’s Series B Voting Convertible Preferred Stock (“Series B Preferred Stock”). On December 16, 2015, the Corporation filed a Certificate of Designation for the Series B Preferred Stock in Nevada of which the Company is authorized to issue up to 250,000 shares with a par value of $0.0001 per share. Holders of Series B Preferred Stock shall be entitled to 1,000 votes for each share of Series B Preferred Stock. Votes of shares of Series B Preferred Stock shall be added to votes of shares of common stock of the Company at any meeting of stockholders of the Company at which stockholders have the right to vote. Series B Preferred Stock shall have voting rights for a period of three years from the date of issuance. On the third anniversary of the issuance of shares of Series B Preferred Stock, each share of Series B Preferred Stock shall be converted into four shares of common stock without further action of the Board of Directors. Series B Preferred Stock shall have the same dividends per share and, except as provided above, the same powers, designations, preferences and relative rights, qualifications, limitations or restrictions as those of shares of Series A Preferred Stock of the Company.

On December 19, 2015, the Board of Directors of the Company approved the sale of 250,000 shares of Series B Preferred Stock to Randall Letcavage for the sum of $70,000 or $.28 per share. This amount was paid by a reduction of the amount it owes to Randall Letcavage, Chief Executive Office and President, and Chairman of the Board of Directors of the Corporation. Mr. Letcavage abstained from the Board decision to accept his offer. 1,000,000 shares of common stock of the Company were reserved for issuance to the holder of the Series B Preferred Stock when such shares are converted into shares of common stock automatically three years after the date of issuance.

The Company determined that the fair value of the 250,000 shares of Series B Stock was approximately $203,000, and recorded the excess amount of approximately $133,000 over the purchase price of $70,000 as compensation expense.

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

During the year ended December 31, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,275,876 shares of its common stock in the aggregate amount of $795,975.

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

During the year ended December 31, 2015, 2,557,889 shares of common stock were issued for certain consulting services. The shares were valued at $168,089, of which $77,500 was recognized as reduction of debt and $90,589 was recognized as expense. The shares were valued based upon the fair value of the common stock on the measurement date. A summary of these share issuances are as follows:

Date of issuance	Shares Issued	Fair Value

February 12, 2015(1)	375,000	$26,250
February 12, 2015(1)	325,000	22,750
February 12, 2015(1)	200,000	14,000
February 12, 2015(1)	100,000	7,000
May 6, 2015(1)	150,000	7,500
August 7, 2015	82,889	5,389
August 7, 2015	300,000	15,000
September 16, 2015	715,000	50,050
October 6, 2015	25,000	1,625
November 3, 2015	250,000	16,250
December 27, 2015	35,000	2,275
Totals	2,557,889	$168,089

(1) Recognized as reduction of debt.

Options for Common Stock

A summary of option activity for the years ended December 31, 2014 and 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	350,000	$0.25	3.61	$–
Granted	5,650,000	0.02	1.00	569,912
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2014	6,000,000	0.02	4.17	–

Granted	–	–	–	–
Exercised	(4,000,000)	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at December 31, 2015	1,650,000	$0.04	4.53	–
Options vested and exercisable at December 31, 2015	1,650,000	$0.04	4.53	–

On June 30, 2014, the Board of Directors of the Company approved a new employment agreement with the Company’s Chief Executive Officer, Randy Letcavage (the “Employment Agreement”). The Employment Agreement has a retroactive effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options on 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options are vesting at the following rate:

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

In addition, the Company agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. The Company recorded $355,725 and $516,591 as his stock based compensation related to the stock options for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, $872,316 had been recorded as his stock based compensation related to the stock options, with $0 unrecognized cost related to the stock options remaining. On October 8, 2015, Mr. Letcavage exercised 4,000,000 options for common stock at an aggregate price of $10,000, which was paid through the reduction of accounts payable owed Mr. Letcavage.

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

Warrants for Common Stock

A summary of warrant activity for the years ended December 31, 2014 and 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2014	2,793,694	$0.157	1.85	–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Warrants vested and exercisable at December 31, 2014	2,793,694	$0.157	1.10	–

Granted	12,428,629	0.194	2.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(2,793,694)	–	–	–
Outstanding at December 31, 2015	12,428,629	0.194	2.58	–
Warrants vested and exercisable at December 31, 2015	12,428,629	$0.194	2.58	–

During the year ended December 31, 2015, the Company issued 11,261,963 warrants included with certain convertible notes payable (see Note 5), and 1,166,666 warrants to third-parties for services with a fair value of $75,286.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 to 5 years, risk free rates of between 0.84 and 1.37 percent, and annualized volatility of between 130% and 216%.

NOTE 9 – DISCONTINUED OPERATION

The Company acquired assets from LP&L on October 22, 2014. Due to the default of the purchase agreement between the Company and LP&L on April 7, 2015, the Company lost control over LP&L . Based on the requirements of ASC 810, Consolidation, Premier will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the results of LP&L’s operations are reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements.

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

Major assets and liabilities of the discontinued operation of LP&L are as follows as of December 31, 2014:

December 31, 2014

Cash	$23,698
Accounts receivable	810,446
Inventory	42,319
Collateral Postings	286,997
Accrued Revenue	479,406
Fixed assets	33,928
Collateral Deposit	200,000
Assets of discontinued operations	$1,876,694

Accounts payable and accrued liabilities	1,209,359
Note Payable-related party	141,860
Note payable	991,400
Current liabilities of discontinued operations	$2,342,619

Major line items constituting net loss of the discontinued operations of LP&L are as follows for the periods from January 1, 2015 through April 7, 2015 (deconsolidation) and through October 31, 2014 (acquisition) through December 31, 2014, respectively:

	2015	2014

Revenues	$2,287,851	$1,566,857
Cost of sales	2,144,747	1,409,841
Gross profit	143,104	157,016
Selling, general and administrative expenses	421,567	313,863

Loss on discontinued operations	$(278,463)	$(156,847)

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 and 2014, Mr. Letcavage (directly or through related entities) recorded $290,000 and $290,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, the managing director of TPC

	December 31, 2015	December 31, 2014
iCapital Advisory – Consulting fees	$75,543	$80,750
Jamp Promotion – Commissions	90,500	85,462
Mason Ventures and Sebo Services – Loans	5,038	36,021
	$171,081	$202,233

During the year ended December 31, 2015, we received loans from Mason Ventures of approximately $670,000 and repaid approximately $700,000. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of December 31, 2015, it would not be absorbed by Premier Holding Corporation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65 month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owes a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of December 31, 2015, the Company has made payments totaling $84,000, of which the balance of $26,000 is recorded on the balance sheet at December 31, 2015.

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

Lexington Power & Light, LLC

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

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company has determined it appropriate under the circumstances to recognize and record this loss contingency, which has been included in accounts payable and accrued expenses for the period ended December 30, 2015. Due to the default of the acquisition note payable, acquisition of LP&L is terminated on April 7, 2015, therefore, the Company is not obligated to this loss contingency since April 7, 2015.

NOTE 12 – INCOME TAXES

Net deferred tax assets consist of the following:

	December 31,	December 31,
	2015	2014

Deferred tax assets	10,310,000	9,930,000
Valuation allowance	(10,310,000)	(9,930,000)
Net deferred tax asset	$–	$–

Deferred tax assets consist primarily of net operating loss carryforwards, stock options issued for services and impairment expense. Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase in the valuation allowance of approximately $400,000 during the year ended December 31, 2015 primarily represents the benefit of the change in net operating loss carry-forwards during the period. The increase in the valuation allowance of approximately $3,300,000 during the year ended December 31, 2014 primarily represents the benefit of the change in net operating loss carry-forwards and the impairment expense during the period. As of December 31, 2015, our estimated net operating loss carry-forward is approximately $19,000,000 and will expire beginning in 2032 through 2035. Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s predecessor operated as an entity exempt from federal and state income taxes. The Company has not yet filed tax returns for 2013, 2014 and 2015, which are subject to examination.

NOTE 13 - SUBSEQUENT EVENTS

From January through March 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 8,767,500 shares of its common stock in the aggregate amount of $801,900.

In January 2016, the Company issued 5,500,000 common shares for services to consultants for services at $0.06 per share.

