Form 10-Q
period 2016-03-31
PREMIER HOLDING CORP.
filed 2016-05-16
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2016, there were 227,703,627 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$493,336	$395,726
Accounts receivable, net	503,392	444,843
Prepaid expenses	207,018	102,418
Inventory	82,359	82,533
Related party receivable	6,537	–
Total current assets	1,292,642	1,025,520

Equipment, net	125,781	134,745
Goodwill	4,000,000	4,000,000
Total assets	$5,418,423	$5,160,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$411,965	$508,083
Accounts payable - related party	166,150	171,081
Convertible note, net	1,882,667	1,780,482
Notes payable	90,974	98,668
Lawsuit liability	18,000	26,000
Derivative liability	1,627,000	1,484,000
Total liabilities	4,196,756	4,068,314

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 220,218,627 and 204,400,850 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	22,022	20,440
Common stock to be issued	4,000	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	27,420,006	26,108,346
Accumulated deficit	(24,965,978)	(23,796,018)
Total Premier Holding Corporation stockholders' equity	1,611,095	1,467,813
Non-controlling interest	(389,428)	(375,862)
Total stockholders' equity	1,221,667	1,091,951
Total liabilities and stockholders' equity	$5,418,423	$5,160,265

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUE:
TPC commission revenue	$1,092,692	$1,089,085
Product revenue	72,309	39,474
Total revenue	1,165,001	1,128,559

COST OF SALES	51,488	31,253

GROSS PROFIT	1,113,513	1,097,306

OPERATING EXPENSES:
Selling, general and administrative	2,151,863	1,627,188

Total operating expenses	2,151,863	1,627,188

OPERATING LOSS	$(1,038,350)	$(529,882)

OTHER INCOME (EXPENSE):
Interest expense	(410,176)	(41,681)
Gain on change in fair value of derivative liability	265,000	–
Total other expense	(145,176)	(41,681)

LOSS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(1,183,526)	$(571,563)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	$(1,183,526)	$(571,563)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	–	(278,463)

LOSS FROM DISCONTINUED OPERATIONS	$–	$(278,463)

NET LOSS	$(1,183,526)	$(850,026)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$13,566	$43,117

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(1,169,960)	$(806,910)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(1,169,960)	$(806,910)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Net loss attributable to Premier Holding Corporation per share - basic and diluted
Net loss from discontinued operations	$–	$(278,463)
Net loss per common share from discontinued operations - basic and diluted	$–	$(0)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	211,994,739	183,365,454

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,183,526)	$(850,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	278,463
Shares based payments issued for services	440,608	70,000
Gain on change in fair value of derivative liability	(265,000)	–
Warrants and options issued for services	–	64,127
Depreciation and amortization expense	10,020	8,816
Amortization of debt discounts	293,418	–
Changes in operating assets and liabilities:
Accounts receivable	(58,549)	(47,888)
Prepaid expenses	(104,600)	(9,894)
Inventory	174	27,517
Accounts payable and accrued liabilities	(96,118)	(90,543)
Net cash used by discontinued operations	–	(112,500)
Net cash used in operating activities	(963,573)	(661,928)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(1,056)	–
Net cash used in investing activities	(1,056)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related party	(11,468)	17,218
Payment for notes payable	(7,694)	(37,000)
Proceeds from common stock payable	–	6,001
Proceeds from sale of common stock	804,401	97,664
Proceeds from convertible notes payable	285,000	508,000
Payment of lawsuit liability	(8,000)	–
Net cash provided by financing activities	1,062,239	591,883

NET CHANGE IN CASH	97,610	(70,045)
CASH AT BEGINNING OF PERIOD	395,726	673,092
CASH AT END OF PERIOD	$493,336	$603,047

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$165,550	$–
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$68,233	$97,428
Debt discount due to derivative liabilities	$235,000	$–
Debt discount in excess of debt charged to interest expense	$173,000	$–

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Company Overview

Premier Holding Corporation (the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, Energy Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). The Company provides solutions that enable customers to lower their electricity rates, reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

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

In 2012, the Company acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other then current options for efficiency were new and untested, and expensive. This technology is being marketed by E3.

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. The Company now has sold well over 200,000 residential equivalent contracts and typically closes over 5,000 contracts per month. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

On October 22, 2014, the Company entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L marketed and sold electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchased electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, the Company was to acquire 85% of LP&L on the closing date for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, the Company had a contingent funding obligation of $1,000,000 of which $500,000 will be used as working capital for LP&L, had the option to acquire the remaining 15% of LP&L until December 31, 2018 for $20,000,000 payable 1/2 in cash and 1/2 in common stock and was to limit its board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated as per our default on our purchase obligations for the acquisition due to the non-performance of LP&L under the terms of the Agreement.

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for the three months ended March 31, 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition and Cost of Sales

E3 offers energy efficiency products and services to commercial and industrial, middle and large market companies. In accordance with the requirements of ASC 605, Revenue Recognition, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; and (3) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers, revenue is recognized when title has passed to the customer and collectability is reasonably assured and no further efforts are required. For sales related to Southern California Edison and other utility company rebate programs, the Company is authorized and pre-approved to submit rebates on behalf of its clients. Upon product delivery, only sales tax is collected from the customer directly, and the total amount of the revenue becomes collectable through submission of rebate application to the utility company and then the rebate is assigned and delivered directly to the Company. Therefore, revenue is recognized when the product is delivered and the rebate application is submitted to the utility company.

TPC offers deregulated power and energy efficiency products and services to commercial middle market companies, as well as residential customers. In accordance with the requirements of ASC 605, Revenue Recognition, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and/or (4) collectability is reasonably assured (based upon its credit policy). When consultations are provided to customers, the revenue is recognized at the completion of the service when collectability is reasonably assured. For products sold to customers, revenue is recognized when title has passed to the customer and collectability is reasonably assured and no further efforts are required. For residential service contracts, the commission revenue is recognized when the contract is signed and payment is received. For commercial service contracts, the commission revenue is recognized when the contract is signed and the performance is completed, with an appropriate allowance for estimated cancellation.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016, the Company does not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. The balance of the allowance for bad debts was $51,000 as of March 31, 2016 and December 31, 2015.

Inventory

Inventory is stated at the lower of cost or market. At March 31, 2016, inventory consists of raw materials.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260, Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of March 31, 2016, the Company had 1,650,000 stock options outstanding and 14,328,615 warrants outstanding. As of December 31, 2015, the Company had 1,650,000 stock options outstanding and 12,428,629 warrants outstanding.

As of March 31, 2016 and December 31, 2015, the Company had 450,000 shares of Preferred Stock outstanding. Net convertible debt as of March 31, 2016 was $1,882,667 and is convertible between three months to one year from the original loan agreement date.

Income Taxes

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward. Income taxes are provided based upon the liability method of accounting pursuant to the ASC Topic 740, Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on ASC 718, Compensation—Stock Compensation, where the award is measured at its fair value at the date of grant and is amortized ratably over the service period. We account for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505, Equity, where the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – December 31, 2015	$–	$–	$1,484,000	$1,484,000

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – March 31, 2016	$–	$–	$1,627,000	$1,627,000

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2016, the Company had an accumulated deficit of $24,965,978. For the three months ended March 31, 2016 and 2015, the Company incurred operating losses of $1,038,350 and $529,882, respectively, and used cash in operating activities of $963,573 and $661,928, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of March 31, 2016 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2015:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2015:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at March 31, 2016:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the three months ended March 31, 2016 is $75,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured  by assets of the Company and mature five years from the issuance date and automatically convert into share of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity dates fall, unless an election is made for repayment in cash. One  year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15, Derivatives and Hedging, and determined that the instrument should be classified as a liability once the conversion option becomes effective after one year due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued (see Note 6).

Between March 9, 2015 and March 30, 2016, the Company entered into convertible notes with third-parties for use as operating capital for a total of $2,064,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and March 30, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued along with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $684,371 for the fair value of these warrants through March 31, 2016, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $522,953. The total debt discount recorded during the three months ended March 31, 2016 and 2015 was $68,233 and $97,428, respectively. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2016 and 2015 was $55,591 and $1,162, respectively.

During the three months ended March 31, 2016 and 2015, the Company recorded interest expense of $410,176 and $41,681, respectively.

NOTE 5 – DERIVATIVE LIABILITY

The embedded conversion feature in the convertible debt instruments (the “Notes”) that the Company issued beginning in July 2014 (See Note 4), and became convertible beginning in July 2015, qualified it as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance under ASC 815, Derivatives and Hedging. The conversion feature of these convertible promissory notes has been characterized as a derivative liability beginning in July 2015 to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $1,627,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of March 31, 2016. The derivative liability recorded for the convertible feature created a debt discount of $1,127,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2016, was $64,827. Additionally, $173,000 of debt discount was charged to interest expense during the three months ended March 31, 2016 , representing the amount of debt discount in excess of the convertible debt.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The value of a share of Company stock on March 31, 2016, the measurement date - $0.052 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock – 128.8%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of March 31, 2016:

•	Conversion price - $0.0476, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended March 31, 2016; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0476.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2015	$1,484,000
Change in fair value of derivative liability	(265,000)
Derivative on new loans	408,000

Derivative liability as of March 31, 2016	$1,627,000

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Common Stock

During the three months ended March 31, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 9,455,000 shares of its common stock in amount of $804,400. Additionally, 7,377,084 shares of common stock were issued for consulting services valued at $0.052 to $0.070 per share, based upon the fair value of the common stock on the measurement date totaling $440,608, which was recognized immediately as general and administrative expense.

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

Options for Common Stock

A summary of option activity for the three months ended March 31, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	(4,000,000)	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at December 31, 2015	1,650,000	0.04	4.53	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at March 31, 2016	1,650,000	0.04	4.28	–
Options vested and exercisable at March 31, 2016	1,650,000	$0.04	4.28	$–

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

Warrants for Common Stock

A summary of warrant activity as of March 31, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	2,793,694	$0.157	1.10	$–
Granted	12,428,629	0.194	2.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(2,793,694)	–	–	–
Warrants vested and exercisable at December 31, 2015	12,428,629	0.194	2.58	–

Granted	1,899,986	0.200	2.86	–
Exercised	–	–	–	–
Canceled/forfeited/expired				–
Outstanding at March 31, 2016	14,328,615	0.195	2.40	–
Warrants vested and exercisable at March 31, 2016	14,328,615	$0.195	2.40	$–

During the three months ended March 31, 2016, the Company issued 1,899,986 warrants included with certain convertible notes payable (see Note 4) with a value of $68,232.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 years, risk free rates of between 0.85 and 1.32 percent, and annualized volatility of between 126% and 133%.

NOTE 7 – DISCONTINUED OPERATION

The Company acquired assets from LP&L on October 22, 2014. Due to the default of the purchase agreement between the Company and LP&L on April 7, 2015, the Company lost control over LP&L. Based on the requirements of ASC 810, Consolidation, the Company will no longer present assets and liabilities retained as of the date of deconsolidation. To accomplish this, the results of LP&L’s operations are reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements.

Summarized operating results for the discontinuation of operations is as follows:

Fair value of consideration	$629,668
Fair value of retained non-controlling investment	–
Carrying value of non-controlling interest	(215,861)
413,807
Less: carrying value of former subsidiary's net assets	(1,439,077)
Gain on disposal of LP&L's interest and retained non-controlling investment	1,852,884
Loss from discontinued operation from January 1, 2015 to April 7, 2015	$(278,463)

As of the date of deconsolidation, in accordance with ASC 810, Consolidation, we recognized a gain of $1,852,884 related to this event during the second quarter of 2015. We have no carried value of assets related to our retained investment in LP&L, but retain a non-controlling equity interest, which is 1.56% of LP&L interest with fair value amount of $0. The Company analyzed the carrying value of LP&L’s net assets on the deconsolidation date and determined the amount to be $1,439,077 including the following,

Cash	$37,294
Accounts receivable	804,137
Inventory	14,802
Collateral Postings	136,997
Accrued Revenue	414,683
Fixed assets	29,475
Collateral Deposit	200,000
Accounts payable and accrued liabilities	(1,658,957)
Note Payable-related party	(117,124)
Note payable	(837,040)
Due to Premier	(463,344)
Carrying value of former subsidiary's net assets	$(1,439,077)

The Company had no involvement with the management of LP&L after the date of deconsolidation and confirms that this transaction was not with a related party and that LP&L will not be a related party going forward after the deconsolidation.

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

Major line items constituting net loss of the discontinued operations of LP&L are as follows for the periods from January 1, 2015 through April 7, 2015 (deconsolidation):

2015

Revenues	$2,287,851
Cost of sales	2,144,747
Gross profit	143,104
Selling, general and administrative expenses	421,567

Loss on discontinued operations	$(278,463)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, Mr. Letcavage (directly or through related entities) recorded $60,000 and $60,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, the managing director of TPC

Amounts due to related parties	March 31, 2016	December 31 2015
iCapital Advisory – consulting fees	$75,650	$75,543
Jamp Promotion – commissions	90,500	90,500
Mason Ventures and Sebo Services – net loans	–	5,038
	$166,150	$171,081

Related party receivable - Mason Ventures and Sebo Services	$6,537	$–

During the three months ended March 31, 2016, the Company received loans from Mason Ventures of approximately $330,000 and repaid approximately $342,000. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of the three months ended March 31, 2016, it would not be absorbed by Premier Holding Corporation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65 month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owes a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of March 31, 2016, the Company has made payments totaling $92,000, of which the balance of $18,000 is recorded on the balance sheet at March 31, 2016.

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

NOTE 10 - SUBSEQUENT EVENTS

In May of 2016, the Company issued an aggregate of 3,050,000 shares of the Company’s common stock for services with a total fair value of $186,550.

In May of 2016, the Company issued an aggregate of 4,435,000 shares of the Company’s common stock to accredited investors for total proceeds of $177,400.

On May 9, 2016, the Company received proceeds of $8,000 from an accredited investor for 200,000 common shares not yet issued as of May 13, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal and state legislative and regulatory initiatives relating to the energy industry;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 14, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 14, 2016.

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

Overview

We are an energy services holding company. We provide an array of energy services through our subsidiary companies, E3 and TPC. We provide solutions that enable customers to reduce their electricity rates and energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure. Our stock is quoted on the OTC Markets under the symbol “PRHL”.

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

In October 2012, we divested our business of certain underperforming product lines and prospects which were acquired by a newly formed entity known as WePowerEco Corp. and negotiated the sale of the product line and prospects with WePowerEco Corp. in exchange for an unsecured promissory note in the face amount of $5,000,000. Subsequently the note had been conservatively valued at approximately $869,000. In connection with the sale of the product line and prospects, we agreed not to compete with WePower Eco Corp’s solar and wind products for a period of two years following the sale. In addition, we agreed to the let the prior management team use the WePower name in a newly formed company separate from the Company.

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

Corporate Developments During 2015

Since the commencement of the year through March 31, 2016, we experienced the following corporate developments:

Development of ESP

During the first quarter ended March 31, 2016, we began development of the next generation of the Energy Services Portal (“ESP”) V3.0. Formerly the National Energy Services Transactor, or NEST, the name was changed to avoid confusion in the market with another product. This new version is being developed to further expand its features and capabilities and to accommodate the needs of multiple reseller of deregulated power on behalf of the newly acquired supplier.

Shareholders’ Meeting

On April 21, 2016, we held a shareholders’ meeting, where we elected Mr. Tim Webb to our board of directors. Mr. Webb is Managing Director at Mayfair Partners, LLC, a venture capital fund with current positions in technology, the hospitality industry and real estate areas. Mr. Webb has over 40 years of CEO, president, senior operational management, and board of directors’ experience. He has served as Chief Executive Officer, President of UARCO Inc., a $700M printing and technology firm, as well as Senior Management positions with GBC Inc., a worldwide office products manufacturer, and Standard Register Company. In addition, Mr. Webb has served on many corporate and institutional boards, including UARCO Inc., Lemko Corporation and Rider University. Mr. Webb is a graduate of Rider University.

Letter of Intent with WWCD

On May 6, 2016, we completed the terms of letter of intent to purchase a FERC-licensed supplier of deregulated energy from WWCD, an Illinois LLC. After final notifications and filings with regulatory agencies are complete, the newly acquired supplier will begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.

Letter of Intent with Firefly Systematics

On May 11, 2016, we entered into a letter of intent with Firefly Systematics to expand the territory of E3 and provide additional logistics, suppliers, and fulfillment resources to support our business. This new sales organization increases the company’s stable of approved vendors as well as additional international and back office resources to us. Through this relationship, we expect to be a more optimized combined entity that will provide even greater service to our combined clients while adding more top level industry expertise.

Results of Operations

Comparison of the Three Months Months Ended March 31, 2016 to the Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2016 and the three months ended March 31, 2015, our total revenues were $1,165,001 and $1,128,559, respectively. The increase in revenue is primarily due to increases in E3 product revenue.

Expenses

The Company’s expenses for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenues	$1,165,001	$1,128,559
Cost of revenues	51,488	31,253
Gross profit	1,113,513	1,097,306
Selling, general and administrative expenses	2,151,863	1,627,188
Other expense	(145,176)	(41,681)
Loss before income taxes, non-controlling interest and discontinued operations	$(1,183,526)	$(571,563)

The increase in selling, general and administrative expenses for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 is due primarily to the increased use of consultants.

Other Income (Expense)

	Three Months Ended March 31,
	2016	2015
Interest expense	$(410,176)	$(41,681)
Gain (loss) on change in fair value of derivative liability	265,000	–
Total	$(145,176)	$(41,681)

The increase in other expense for the three months ended March 31, 2016, compared to the prior period is mainly attributable to the increase is convertible notes payable and the derivative liability resulting in increased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the three months ended March 31, 2016:

	March 31,	December 31,
	2016	2015
Current assets	$1,292,642	$1,025,520
Current liabilities	4,196,756	4,068,314
Working capital	$(2,904,114)	$(3,042,794)

The increase in working capital is due primarily from an increase cash and prepaid expenses, as well as a decrease in accounts payable and accrued liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(963,573)	$(661,928)
Net cash provided by (used in) investing activities	(1,056)	–
Net cash provided by financing activities	1,062,239	591,883
Change in cash	$97,610	$(70,045)

The increase in cash used in operating activities was due primarily to an increase in gross profit and an increase in selling, general and administrative expenses for the three months ended March 31, 2016 as compared to the same period in 2015.

The increase in cash from financing activities was due primarily to increased proceeds from the sale of common stock for the three months ended March 31, 2016 as compared to the same period in 2015.

Going Concern

The unaudited condensed consolidated financial statements contained in this quarterly report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of March 31, 2016, the Company had an accumulated deficit of $24,965,978. During the three months ended March 31, 2016, the Company incurred net losses of $1,183,526 and used cash in operating activities of $963,573. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These quarterly financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that we will need to raise an additional $3,000,000 to $3,500,000 over the next twelve months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $408,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2016.

Newly Issued Accounting Pronouncements

See Note 1 to our financial statements included herein for the quarter ended March 31, 2016 for a discussion of Recently Issued Accounting Pronouncements.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of March 31, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2015 that was filed on April 14, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 9,455,000 shares of its common stock in amount of $804,400. Additionally, 7,377,084 shares of common stock were issued for consulting services valued at $0.052 to $0.070 per share, based upon the fair value of the common stock on the measurement date totaling $440,608, which was recognized immediately as general and administrative expense.

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

Date: May 16, 2016

