Form 10-Q
period 2016-06-30
PREMIER HOLDING CORP.
filed 2016-08-15
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 15, 2016, there were 246,059,401 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$342,313	$395,726
Accounts receivable, net	416,584	444,843
Prepaid expenses	115,121	102,418
Inventory	20,102	82,533
Related party receivable	81,762	–
Total current assets	975,882	1,025,520

Equipment, net	122,317	134,745
Goodwill	4,000,000	4,000,000
Intangible assets	125,000	–
Total assets	$5,223,199	$5,160,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$465,348	$508,083
Accounts payable - related party	156,767	171,081
Convertible note, net	1,856,941	1,780,482
Notes payable	84,240	98,668
Lawsuit liability	8,000	26,000
Derivative liability	2,015,000	1,484,000
Total liabilities	4,586,296	4,068,314

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 245,559,401 and 204,400,850 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	24,556	20,440
Common stock to be issued	29,000	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	28,651,128	26,108,346
Accumulated deficit	(26,780,115)	(23,796,018)
Total Premier Holding Corporation stockholders' equity	1,055,614	1,467,813
Non-controlling interest	(418,711)	(375,862)
Total stockholders' equity	636,903	1,091,951
Total liabilities and stockholders' equity	$5,223,199	$5,160,265

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
TPC commission revenue	$1,202,322	$1,074,463	$2,295,014	$2,163,548
Product revenue	151,412	189,469	223,721	228,943
Total revenue	1,353,734	1,263,932	2,518,735	2,392,491

COST OF SALES	187,797	128,775	239,285	160,027

GROSS PROFIT	1,165,937	1,135,157	2,279,450	2,232,464

OPERATING EXPENSES:
Selling, general and administrative	2,533,607	1,921,055	4,685,470	3,548,243

Total operating expenses	2,533,607	1,921,055	4,685,470	3,548,243

OPERATING LOSS	(1,367,670)	(785,898)	(2,406,020)	(1,315,779)

OTHER INCOME (EXPENSE):
Interest expense	(406,750)	(69,078)	(816,926)	(110,759)
Gain on change in fair value of derivative liability	(69,000)	–	196,000	–
Total other expense	(475,750)	(69,078)	(620,926)	(110,759)

LOSS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(1,843,420)	(854,976)	(3,026,946)	(1,426,538)

Income taxes	–	–	–	–

LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(1,843,420)	(854,976)	(3,026,946)	(1,426,538)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	–	(278,463)	–	(278,463)
Gain on disposal of LP&L	–	1,852,884	–	1,852,884

INCOME FROM DISCONTINUED OPERATIONS	–	1,574,421	–	1,574,421

NET LOSS	$(1,843,420)	$719,445	$(3,026,946)	$147,883

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$375,862	$8,071	$42,849	$51,188

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(1,467,558)	$727,516	$(2,984,097)	$199,071

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(1,467,558)	$(846,905)	$(2,984,097)	$(1,375,350)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Net loss attributable to Premier Holding Corporation per share - basic and diluted
Loss from discontinued operations		$(278,463)		$(278,463)
Net loss per common share from discontinued operations - basic and diluted		$(0.00)		$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	226,835,109	188,069,601	219,496,464	185,730,404

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,026,946)	$147,883
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of LP&L	–	(1,852,883)
Shares based payments issued for services	959,099	77,500
Gain on change in fair value of derivative liability	(196,000)	–
Warrants and options issued for services	–	224,555
Depreciation and amortization expense	17,928	4,846
Amortization of debt discounts	578,857	–
Changes in operating assets and liabilities:
Accounts receivable	28,259	(217,362)
Prepaid expenses	(12,703)	5,992
Inventory	62,431	–
Accounts payable and accrued liabilities	(42,735)	(351,006)
Net cash used by discontinued operations	–	415,292
Net cash used in operating activities	(1,631,810)	(1,545,183)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(5,500)	(67,163)
Purchase of subsidiary - AIC, LLC	(125,000)	–
Net cash provided by discontinued operations	–	57,526
Net cash used in investing activities	(130,500)	(9,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related party	(96,076)	(37,395)
Proceeds (payment) for notes payable	(14,428)	51,663
Proceeds from common stock payable	25,000	97,640
Proceeds from sale of common stock	1,517,401	110,566
Proceeds from convertible notes payable	295,000	1,439,250
Payment of lawsuit liability	(18,000)	–

Net cash provided by financing activities	1,708,897	1,661,724

NET CHANGE IN CASH	(53,413)	106,904
CASH AT BEGINNING OF PERIOD	395,726	673,092
CASH AT END OF PERIOD	$342,313	$779,996

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$286,545	$84,122
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$70,398	$410,963
Debt discount due to derivative liabilities	$400,000	$–
Debt discount in excess of debt charged to interest expense	$327,000	$–
Common stock returned to treasury	$101	$–

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Premier Holding Corporation (the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, Energy Efficiency Experts, Inc. (“E3”), The Power Company USA, LLC (“TPC”) and American Illuminating Company, LLC (“AIC”). The Company provides solutions that enable customers to lower their electricity rates, reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

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

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. The Company now has sold well over 200,000 residential-equivalent contracts and typically closes over 5,000 contracts per month. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

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

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.

The Company has three subsidiaries including E3 and AIC that are wholly owned and TPC that is 80% owned (the “Subsidiaries”).

As used in this report and unless otherwise indicated, the term “Company” refers to Premier Holding Corporation and the Company’s Subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 (including the notes thereto) set forth on Form 10-K.

During the six months ended June 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2016, the Company had an accumulated deficit of $26,780,115. For the six months ended June 30, 2016 and 2015, the Company incurred operating losses of $2,406,020 and $1,315,779, respectively, and used cash in operating activities of $1,631,810 and $1,545,183, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP for interim financial statements, which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the consolidated financial statements do not necessarily represent realizable or settlement values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS, GOODWILL & INTANGIBLE ASSETS

The following table presents details of the Company’s Goodwill as of June 30, 2016 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2015:	$4,000,000
Intangible assets acquired	–
Impairment losses	–
Balances at December 31, 2015:	4,000,000
Intangible assets acquired	–
Impairment losses	–
Balances at June 30, 2016:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the six months ended June 30, 2016 is $150,000.

American Illuminating Company, LLC Acquisition

On May 5, 2016, the Company acquired 100% of the outstanding membership interests of AIC, a FERC-licensed supplier of deregulated energy, for $125,000. The total purchase price was allocated to intangible assets for the value of the license. The initial accounting for the acquisition is not yet complete because the evaluations necessary to assess the fair value of the assets acquired are still in process.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity dates fall, unless an election is made for repayment in cash. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15, Derivatives and Hedging, and determined that the instrument should be classified as a liability once the conversion option becomes effective after one year since there is no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued (see Note 6).

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through June 30, 2016, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $467,091. The total debt discount recorded for new notes issued during the six months ended June 30, 2016 and 2015 was $70,398 and $410,963, respectively. Interest expense related to the amortization of this debt discount for the three months ended June 30, 2016 and 2015 was $113,618 and $15,046, respectively.

During the six months ended June 30, 2016 and 2015, the Company recorded interest expense of $816,926 and $110,759, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $2,015,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of June 30, 2016. The derivative liability recorded for the convertible feature created a debt discount of $1,292,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the six months ended June 30, 2016, was $138,239. Additionally, $327,000 of debt discount was charged to interest expense during the six months ended June 30, 2016, representing the amount of debt discount in excess of the convertible debt.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date – ranging from $0.0756 - $0.1172 (per the over-the-counter market quotes);

•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;

•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;

•	Risk free rate - 2.5%;

•	Dividend yield - 0.0%;

•	Assumed annual volatility of Company stock – 131.7%; and

•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of June 30, 2016:

•	The value of a share of Company stock on June 30, 2016, the measurement date - $0.0735 (per the over-the-counter market quotes);

•	Conversion price - $0.0617, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended June 30, 2016; and

•	Number of shares into which Notes would convert - face value of Notes divided by $0.0617.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2015	$1,484,000
Change in fair value of derivative liability	(196,000)
Derivative on new loans	727,000

Derivative liability as of June 30, 2016	$2,015,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2016, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

Common Stock

During the six months ended June 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,280,000 shares of its common stock in amount of $1,517,400. Additionally, 14,892,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $959,099, which was recognized immediately as general and administrative expense. Additionally, approximately 1,000,000 shares of common stock were cancelled and returned to the treasury.

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

Options for Common Stock

A summary of option activity as of June 30, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,000,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	(4,000,000)	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at December 31, 2015	1,650,000	0.04	4.53	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at June 30, 2016	1,650,000	0.04	4.03	–
Options vested and exercisable at June 30, 2016	1,650,000	$0.04	4.03	$–

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

Warrants for Common Stock

A summary of warrant activity as of June 30, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	2,793,694	$0.157	1.10	$–
Granted	12,428,629	0.194	2.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(2,793,694)	–	–	–
Warrants vested and exercisable at December 31, 2015	12,428,629	0.194	2.58	–

Granted	1,966,650	0.200	2.62	–
Exercised	–	–	–	–
Canceled/forfeited/expired				–
Outstanding at June 30, 2016	14,395,279	0.195	2.15	–
Warrants vested and exercisable at June 30, 2016	14,395,279	$0.195	2.15	$–

During the six months ended June 30, 2016, the Company issued 1,966,650 warrants included with certain convertible notes payable (see Note 4) with a value of $70,397.

The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 years, risk free rates of between 0.85 and 1.31 percent, and annualized volatility of between 124% and 130%.

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

Major assets and liabilities of the discontinued operation of LP&L are as follows as of December 31, 2014:

December 31, 2014

Cash	$23,698
Accounts receivable	810,446
Inventory	42,319
Collateral Postings	286,997
Accrued Revenue	479,406
Fixed assets	33,828
Collateral Deposit	200,000
Assets of discontinued operations	$1,876,694

Accounts payable and accrued liabilities	1,209,359
Note Payable-related party	141,860
Note payable	991,400
Current liabilities of discontinued operations	$2,342,619

Major line items constituting net loss of the discontinued operations of LP&L are as follows for the periods from January 1, 2015 through April 7, 2015 (deconsolidation):

2015

Revenues	$2,287,851
Cost of sales	2,144,747
Gross profit	143,104
Selling, general and administrative expenses	421,567
Loss on discontinued operations	$(278,463)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2016 and 2015, Mr. Letcavage (directly or through related entities) recorded $120,000 and $120,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, the managing director of TPC

Amounts due to related parties	June 30, 2016	December 31 2015
iCapital Advisory – consulting fees	$66,267	$75,543
Jamp Promotion – commissions	90,500	90,500
Mason Ventures and Sebo Services – net loans	–	5,038
	$156,767	$171,081

Related party receivable - Mason Ventures and Sebo Services	$81,762	$–

During the three months ended June 30, 2016, the Company received loans from Mason Ventures of approximately $633,570 and repaid approximately $720,370. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of the three months ended June 30, 2016, it would not be absorbed by Premier Holding Corporation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65 month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owed a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. Also, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of June 30, 2016, the Company has made payments totaling $102,000, with the remaining balance of $8,000 recorded on the balance sheet at June 30, 2016.

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

Lexington Power & Light, LLC

LP&L rents office space under several non-cancelable operating lease agreements in the same commercial building that commenced beginning in March 2014, all of which expired on February 28, 2016. The annual rental payments required under these operating lease agreements for 2015 and 2016 were $46,867 and $7,849, respectively. Due to the default of the acquisition note payable, the acquisition of LP&L was terminated on April 7, 2015, thus the Company is no longer obligated to this operating lease effective April 7, 2015.

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company had determined it appropriate under the circumstances to recognize and accrue this loss contingency. Due to the default of the acquisition note payable, the acquisition of LP&L was terminated on April 7, 2015, thus the Company is no longer obligated to this loss contingency effective April 7, 2015.

NOTE 10 – SUBSEQUENT EVENTS

In July of 2016, the Company issued 500,000 shares of the Company’s common stock to an accredited investor for total proceeds of $20,000.

In July and August of 2016, the Company received proceeds of $1,371,200 from accredited investors for 34,280,000 common shares not yet issued as of August 15, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 14, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K, as filed on April 14, 2016.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Premier,” “we,” “us,” “our,” or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Energy Efficiency Experts, Inc. (“E3”), The Power Company USA, LLC (“TPC”) and American Illuminating Company, LLC (“AIC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

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

In 2012, we acquired a technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other current options for efficiency are new and untested, and expensive. This technology is being marketed by E3. In the fourth quarter of 2012, we performed additional research and development to the products from Active ES adding two new products for mass production, the 480-volt version of the controller, suitable for ports and other large facilities, and a 240-volt version of the LiteOwl for Streetlights, vastly increasing the applicable market.

In the first quarter of 2013, we acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which we believe are candidates for E3.

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

E3 lowers the cost of energy through competitive supplier bidding and creates comprehensive energy savings solutions through the implementation of energy reduction projects. The mission of E3 is to help a customer select and implement the most cost effective energy conservation measures for its facilities. E3’s energy services division is focused on providing business customers with best-in-class demand management solutions such as lighting (LED etc.), HVAC, Commercial Refrigeration and Water Sub-Metering and Smart Building technology.

The Company believes that E3 is finding success in the sale and installation of LED lighting both as direct sales to mid- and large-sized customers and in utilizing rebate programs from power providers (SCE, etc.). E3 continues to recruit LED resellers whose clients have declined an LED sale and is going back to those clients and offering the E-Series technology as a solution for their existing HID lighting. This includes, but is not limited to, end users such as auto dealerships, warehouses, and parking structures.

TPC’s Business

TPC provides the most competitive energy pricing delivered with no change in service. There are currently 16 states that have deregulated their energy markets in a manner attractive to business. While many consumers have already benefitted from deregulated energy, there are millions more that have not taken advantage of this opportunity. It is estimated that federally requested energy deregulation will be enacted in some form in more of the 50 states by 2020. The deregulation industry is estimated at 7 to 11 times larger than when the telecom industry deregulated. Today and as this market broadens, the Company expects TPC to continue to leverage its strength in these emerging markets.

Prior to deregulation, the utility market in each state was monopolized. At that time, a few, sometimes only one utility in each state provided all components of energy services: supply and distribution. In 1992, Congress passed the National Energy Policy Act, allowing consumers in deregulated states the power to choose their energy supplier. TPC is an experienced energy consulting firm in the deregulation space that utilizes its market standing and its large, well-established network of energy suppliers to compete for its clients’ business. With no cost or obligation for its clients, TPC serves as its clients’ energy advocates and negotiates the most competitive pricing and options for its clientele. Because of TPC’s buying power, market expertise, and strong and diverse supplier relationships, TPC can achieve results and cost savings that are greater than most individuals and/or organizations can obtain on their own.

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

TPC utilizes its online client energy portal. This energy portal enables rapid, efficient and secure sales transactions of deregulated power. The energy portal is designed to enable sales agents, whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a particular prospect. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of the energy portal allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power. The energy portal is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as its sales tool. The technology also provides sales management, reporting, verification, and compliance tracking which may be among the best in the industry.

AIC’s Business

On May 6, 2016, the we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.

Corporate Developments During 2016

Since the commencement of the year through June 30, 2016, we experienced the following corporate developments:

Development of ESP

During the first quarter ended March 31, 2016, we began development of the next generation of the Energy Services Portal (“ESP”) V3.0. Formerly the National Energy Services Transactor, or NEST, the name was changed to avoid confusion in the market with another product. This new version is being developed to further expand its features and capabilities and to accommodate the needs of multiple resellers of deregulated power on behalf of the newly acquired supplier.

Membership Interest Purchase Agreement with WWCD, LLC

On May 6, 2016, the we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.

Formation of Advisory Committee

On June 20, 2016, our Board of Directors authorized the creation of a company advisory committee (the “Advisory Committee”), which shall initially consist of William Rice, Chris Lacy and Robert Seigler, all current shareholders of our company. Furthermore, the Board of Directors authorized the Advisory Committee to create its own procedures for working with the company, with the mission to improve the company’s performance in any area. The Advisory Committee is expected to telephonically as needed and to prepare a list of goals and objectives which will be reviewed and accepted by the Board of Directors.

Formation of Audit Committee

On July 20, 2016, our Board of Directors authorized the creation of an audit committee (the “Audit Committee”), which shall initially consist of Robert Baron, currently a member of our Board of Directors, and Robert Seigler, a shareholder. The Board of Directors authorizes the Audit Committee to create its own rules of procedure in working with the company’s outside accountants with the mission to ensure the company is compliant with its internal control and corporate governance requirements and to take all steps necessary to ensure compliance under the Securities Exchange Act of 1934.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,
	2016	2015
Revenues	$1,353,734	$1,263,932
Cost of revenues	187,797	128,775
Gross profit	1,165,937	1,135,157
Selling, general and administrative expenses	2,533,607	1,921,055

Operating loss	$(1,367, 670)	$(785,898)

The increase in revenue for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 is due primarily to increased call center revenue from our TPC.

The increase in selling, general and administrative expenses for the three months ended June 30, 2016, compared to the three months ended June 30, 2015 is due primarily to the increased use of consultants.

Other Income (Expense)

	Three Months Ended June 30,
	2016	2015
Interest expense	$(406,750)	$(69,078)
Gain (loss) on change in fair value of derivative liability	(69,000)	–
Total	$(475,750)	$(69,078)

The increase in other expense for the three months ended June 30, 2016, compared to the prior period is mainly attributable to the increase is convertible notes payable and the derivative liability resulting in increased interest expense.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the six months ended June 30, 2016 and 2015 are summarized as follows:

	Six Months Ended June 30,
	2016	2015
Revenues	$2,518,735	$2,392,491
Cost of revenues	239,285	160,027
Gross profit	2,279,450	2,232,464
Selling, general and administrative expenses	4,685,470	3,548,243

Operating loss	$(2,406,020)	$(1,315,779)

The increase in revenue for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 is due primarily to increased commercial and call center revenue from our TPC subsidiary.

The increase in selling, general and administrative expenses for the six months ended June 30, 2016, compared to the six months ended June 30, 2015 is due primarily to the increased use of consultants.

Other Income (Expense)

	Six Months Ended June 30,
	2016	2015
Interest expense	$(816,926)	$(110,759)
Gain (loss) on change in fair value of derivative liability	196,000	–
Total	$(620,926)	$(110,759)

The increase in other expense for the six months ended June 30, 2016, compared to the prior period is mainly attributable to the increase is convertible notes payable and the derivative liability resulting in increased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Current assets	$975,882	$1,025,520
Current liabilities	4,586,296	4,068,314
Working capital	$(3,610,414)	$(3,042,794)

The decrease in working capital is due primarily from an increase in the convertible notes and derivative liability, partially offset by an increase in prepaid expenses, as well as a decrease in accounts payable and accrued liabilities.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(1,631,810)	$(1,545,183)
Net cash used in investing activities	(130,500)	(9,637)
Net cash provided by financing activities	1,708,897	1,661,724
Change in cash	$(53,413)	$106,904

The increase in cash used in operating activities was due primarily to an increase selling, general and administrative expenses for the six months ended June 30, 2016 as compared to the same period in 2015.

The increase in cash used in investing activities was due primarily the acquisition of AIC for cash of $125,000 in May of 2016.

The increase in cash from financing activities was due primarily to increased proceeds from the sale of common stock for the six months ended June 30, 2016 as compared to the same period in 2015.

Private Placement Offering

During the six months ended June 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,280,000 shares of its common stock in amount of $1,517,400.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the six months ended June 30, 2016.

Convertible Notes Payable

During the six months ended June 30, 2016, the Company entered into convertible notes with third parties for use as operating capital for total proceeds of $295,000.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of June 30, 2016, the Company had an accumulated deficit of $26,780,115. During the six months ended June 30, 2016, the Company incurred operating losses of $2,406,020 and used cash in operating activities of $1,631,810. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and convertible loans that have enabled us to fund our operations, these funds have been largely used to supplement our working capital, although additional funds are needed for other corporate operational and working capital purposes. Therefore, we will need to raise an additional $1.5 to $2.0 million to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of June 30, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Lexington Power & Light, LLC

As of December 31, 2013, LP&L had a contingent liability related to a complaint filed by a single commercial customer with the New York Public Service Commission seeking a reimbursement of $40,000. The Company had determined it appropriate under the circumstances to recognize and accrue this loss contingency. Due to the default of the acquisition note payable, the acquisition of LP&L was terminated on April 7, 2015, thus the Company is no longer obligated to this loss contingency effective April 7, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended June 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,280,000 shares of its common stock in amount of $1,517,400. Additionally, 14,892,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $959,099, which was recognized immediately as general and administrative expense.

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

Date: August 15, 2016

