Form 10-Q/A
period 2016-06-30
PREMIER HOLDING CORP.
filed 2016-11-14
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Premier Holding Corporation (the “Company,” “we”, “our” and “us”) for the three and six months ended June 30, 2016, as filed by the registrant on August 15, 2016 (the “Original Filing”). The purpose of this Amendment No. 1 is as follows:

(1)              To clarify certain potentially conflicting or confusing language regarding the Company’s acquisition of all of the membership units of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), from WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”). As previously disclosed, on May 6, 2016, we entered into a definitive agreement with WWCD to acquire for $125,000 all membership units, including all licenses and contracts held, of AIC, a Federal Energy Regulatory Commission (FERC) licensed supplier of deregulated energy. We previously disclosed that “after final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.” That statement is correct, but we wish to clarify that consummation of the acquisition of AIC is subject to FERC approval, which has not yet been granted. As a result, any descriptions of AIC as our “subsidiary” or expectations of AIC’s operations or coordinated efforts with our other subsidiaries are qualified by our disclosure that consummation of the acquisition remains subject to FERC approval, and that AIC will have to obtain additional state, local, utility and other approvals in order to supply power to the Company’s clients in accordance with our cross selling plans. We can give no assurances of when, or if, such approvals will be granted.

(2)              To note the following change in the Company Financial Statements for the three months ended June 30, 2016:

(i)               Balance Sheet - Prepayments related to the AIC acquisition in the amount of $125,000 were erroneously included as “Intangible assets” and should have been recorded as “Deposit.”

(ii)             Statement of Cash Flows - Prepayments related to the AIC acquisition in the amount of $125,000 were erroneously referenced as “Purchase of subsidiary – AIC, LLC” and should have been referenced as “Deposit.”

(iii)            Note 3 to the Financial Statements contains a reference that “[o]n May 5, 2016, the Company acquired 100% of the outstanding membership interests of AIC, a FERC-licensed supplier of deregulated energy, for $125,000. The total purchase price was allocated to intangible assets for the value of the license. The initial accounting for the acquisition is not yet complete because the evaluations necessary to assess the fair value of the assets acquired are still in process.” As referenced above, the acquisition has not been consummated and the purchase price paid was allocated to prepayments pending FERC approval.

The corrections referenced above are not material to the Company or its financial results for the quarter.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 6 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.1, 31.2, and 32.1 filed herewith and related footnotes.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing.

2

PREMIER HOLDING CORPORATION

FORM 10-Q/A

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

TABLE OF CONTENTS

		Page

PART II. OTHER INFORMATION		4

ITEM 6.	Exhibits	4

SIGNATURES		5

3

PART II – OTHER INFORMATION

Item 6. Exhibits

No.	Description
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

*Filed herewith

* *Previously filed

4

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

Date: November 14, 2016

5