Form 10-Q
period 2016-09-30
PREMIER HOLDING CORP.
filed 2016-11-14
CIK 1030916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, there were 328,554,007 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,914,492	$395,726
Accounts receivable, net	477,842	444,843
Prepaid expenses	125,438	102,418
Inventory	20,102	82,533
Related party receivable	67,879	–
Total current assets	2,605,753	1,025,520

Equipment, net	181,066	134,745
Goodwill	4,000,000	4,000,000
Deposit	125,000	–
Total assets	$6,911,819	$5,160,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$709,456	$508,083
Accounts payable - related party	106,967	171,081
Convertible note, net	1,161,939	1,780,482
Notes payable	64,182	98,668
Lawsuit liability	–	26,000
Derivative liability	1,086,000	1,484,000
Total liabilities	3,128,544	4,068,314

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 327,929,007 and 204,400,850 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	32,793	20,440

Common stock to be issued	584,000	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	33,205,513	26,108,346
Accumulated deficit	(28,711,656)	(23,796,018)
Total Premier Holding Corporation stockholders' equity	4,241,695	1,467,813
Non-controlling interest	(458,420)	(375,862)
Total stockholders' equity	3,783,275	1,091,951
Total liabilities and stockholders' equity	$6,911,819	$5,160,265

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
TPC commission revenue	$984,676	$1,163,088	$3,279,690	$3,326,636
Product revenue	145,730	156,983	369,451	385,926
Total revenue	1,130,406	1,320,071	3,649,141	3,712,562

COST OF SALES	100,457	147,546	339,742	307,573

GROSS PROFIT	1,029,949	1,172,525	3,309,399	3,404,989

OPERATING EXPENSES:
Selling, general and administrative	2,511,042	1,791,905	7,196,512	5,340,148

Total operating expenses	2,511,042	1,791,905	7,196,512	5,340,148

OPERATING LOSS	(1,481,093)	(619,380)	(3,887,113)	(1,935,159)

OTHER INCOME (EXPENSE):
Interest expense	(952,157)	(146,060)	(1,769,083)	(256,819)
Gain on change in fair value of derivative liability	462,000	–	658,000	–
Total other expense, net	(490,157)	(146,060)	(1,111,083)	(256,819)

LOSS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(1,971,250)	(765,440)	(4,998,196)	(2,191,978)

Income taxes	–	–	–	–

LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(1,971,250)	(765,440)	(4,998,196)	(2,191,978)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	–	–	–	(278,463)
Gain on disposal of LP&L	–	–	–	1,852,884

INCOME FROM DISCONTINUED OPERATIONS	–	–	–	1,574,421

NET LOSS	$(1,971,250)	$(765,440)	$(4,998,196)	$(617,557)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$375,862	$(7,046)	$82,558	$3,423

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(1,595,388)	$(772,486)	$(4,915,638)	$(614,134)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(1,595,388)	$(772,486)	$(4,915,638)	$(2,188,555)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Net loss attributable to Premier Holding Corporation per share - basic and diluted
Loss from discontinued operations				$(278,463)
Net loss per common share from discontinued operations - basic and diluted				$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	254,064,890	187,643,814	231,090,242	187,551,462

See accompanying notes which are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,998,196)	$(617,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of LP&L	–	(1,852,883)
Shares based payments issued for services	992,799	147,938
Gain on change in fair value of derivative liability	(658,000)	–
Warrants and options issued for services	–	358,072
Depreciation and amortization expense	30,378	10,020
Amortization of debt discounts	1,448,355	–
Changes in operating assets and liabilities:
Accounts receivable	(32,999)	(238,001)
Prepaid expenses	(23,020)	(48,363)
Inventory	62,431	(82,975)
Accounts payable and accrued liabilities	201,373	(361,848)
Net cash used by discontinued operations	–	415,292
Net cash used in operating activities	(2,976,879)	(2,270,305)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(76,699)	(67,162)
Purchase of subsidiary - AIC, LLC	(125,000)	–
Net cash provided by discontinued operations	–	57,526
Net cash used in investing activities	(201,699)	(9,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	(131,993)	(202,233)
Proceeds (payment) for notes payable	(34,486)	41,891
Proceeds from common stock payable	580,000	1,625
Proceeds from sale of common stock	4,014,823	208,206
Proceeds from convertible notes payable	295,000	2,006,074
Payment of lawsuit liability	(26,000)	–

Net cash provided by financing activities	4,697,344	2,055,563

NET CHANGE IN CASH	1,518,766	(224,378)
CASH AT BEGINNING OF PERIOD	395,726	673,092
CASH AT END OF PERIOD	$1,914,492	$448,714

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$286,545	$148,841
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$70,398	$565,519
Debt discount due to derivative liabilities	$545,000	$–
Debt discount in excess of debt charged to interest expense	$444,000	$–
Resolution of derivative liabilities to due debt conversions	$514,067	$–
Common stock issued for conversion of debt	$1,302,500	$–
Common stock returned to treasury	$101	$–

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

The Company was organized under the laws of the State of Nevada on October 18, 1971 under the name of Mr. Nevada, Inc. On November 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name from OVM International Holding Corporation to Premier Holding Corporation. The Company is organized with a holding company structure such that the Company provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies for its subsidiaries.

In 2012, the Company acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications where the other then current options for efficiency were new and untested, and expensive. This technology is being marketed by E3.

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. The Company now has sold well over 200,000 residential contract equivalents (“RCEs”) and typically closes over 5,000 contracts per month. TPC has also contracted nearly 5,000 commercial/industrial clients to date, such as small businesses, warehouses and distribution centers, which are then candidates for E3.

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

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which has not yet been granted. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment towards the acquisition as a deposit on the balance sheet as of September 30, 2016.

The Company has two subsidiaries - E3 that is wholly-owned and TPC that is 80% owned (the “Subsidiaries”). In addition, we will add AIC as a wholly owned subsidiary when, and if, our acquisition is approved by FERC.

As used in this quarterly report and unless otherwise indicated, the term “Company” refers to Premier Holding Corporation and the Company’s Subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

During the nine months ended September 30, 2016, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had an accumulated deficit of $28,711,656. For the nine months ended September 30, 2016 and 2015, the Company incurred operating losses of $3,887,113 and $1,935,159, respectively, and used cash in operating activities of $2,976,879 and $2,270,305, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill and intangible assets as of September 30, 2016 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2015:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2015:	–
Aggregate goodwill acquired	–
Impairment losses	–
Balances at September 30, 2016:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the nine months ended September 30, 2016 is $225,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity dates fall, unless an election is made for repayment in cash. One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the three months ended September 30, 2016, a total of $612,000 of these notes were converted into shares of common stock, with a total of $746,500 of these notes remaining as of September 30, 2016.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through September 30, 2016, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $276,502. The total debt discount recorded during the nine months ended September 30, 2016 and 2015 was $70,398 and $565,519, respectively. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2016 and 2015 was $156,426 and $56,859, respectively. During the three months ended September 30, 2016, a total of $690,500 of these notes were converted into shares of common stock, with a total of $1,384,300 of these notes remaining as of September 30, 2016.

During the three months ended September 30, 2016, the total of all notes converted was $1,302,500, with the holders receiving an aggregate of 32,562,500 shares of common stock.

During the nine months ended September 30, 2016 and 2015, the Company recorded interest expense of $1,769,083 and $256,819, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $1,086,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of September 30, 2016. The derivative liability recorded for the convertible feature created a debt discount of $1,437,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2016, was $186,081. Additionally, $444,000 of debt discount was charged to interest expense during the nine months ended September 30, 2016, representing the amount of debt discount in excess of the convertible debt. A total of $514,067 of the debt discount was charged to interest expense during the three months ended September 30, 2016 related to convertible debt converted during the period.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.0756 - $0.1172 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock – 128.6%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of September 30, 2016:

•	The value of a share of Company stock on September 30, 2016, the measurement date - $0.0674 (per the over-the-counter market quotes);
•	Conversion price - $0.0554, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended September 30, 2016; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0554.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2015	$1,484,000
Change in fair value of derivative liability	(658,000)
Derivative on new loans	989,000
Reduction due to debt conversions	(729,000)
Derivative liability as of September 30, 2016	$1,086,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2016, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

Common Stock

During the nine months ended September 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 76,587,106 shares of its common stock in amount of $4,014,823. Additionally, 15,392,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $992,800, which was recognized immediately as general and administrative expense. The Company issued 32,562,500 shares of common stock for the conversion of convertible notes totaling $1,302,500. Additionally, approximately 1,000,000 shares of common stock were cancelled and returned to the treasury.

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

Options for Common Stock

A summary of option activity as of September 30, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	6,000,000	$0.02	4.17	$–
Granted	–	–	–	–
Exercised	(4,000,000)	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at December 31, 2015	1,650,000	0.04	4.53	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at September 30, 2016	1,650,000	0.04	3.78	–
Options vested and exercisable at September 30, 2016	1,650,000	$0.04	3.78	$–

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

Warrants for Common Stock

A summary of warrant activity as of September 30, 2016 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	2,793,694	$0.157	1.10	$–
Granted	12,428,629	0.194	2.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(2,793,694)	–	–	–
Warrants vested and exercisable at December 31, 2015	12,428,629	0.194	2.58	–

Granted	130,526,256	0.087	2.05	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,709,963)	0.200	1.99	–
Outstanding at September 30, 2016	138,244,922	0.093	2.03	–
Warrants vested and exercisable at September 30, 2016	138,244,922	$0.093	2.03	$–

During the nine months ended September 30, 2016, the Company issued 1,966,650 warrants included with certain convertible notes payable (see Note 4) with a value of $70,397. The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 years, risk free rates of between 0.85 and 1.31 percent, and annualized volatility of between 124% and 130%.

During the nine months ended September 30, 2016, the Company issued 128,559,606 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016 and 2015, Mr. Letcavage (directly or through related entities) recorded $180,000 and $180,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

Amounts due to related parties	September 30, 2016	December 31 2015
iCapital Advisory – consulting fees	$16,467	$75,543
Jamp Promotion – commissions	90,500	90,500
Mason Ventures and Sebo Services – net loans	–	5,038
	$106,967	$171,081
Related party receivable - Mason Ventures and Sebo Services	$67,879	$–

During the nine months ended September 30, 2016, the Company received loans from Mason Ventures of approximately $710,453 and repaid approximately $783,370. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the nine months ended September 30, 2016, it would not be absorbed by Premier Holding Corporation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65 month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owed a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. In addition, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of September 30, 2016, the Company has made payments totaling $110,000, with no remaining balance due at September 30, 2016.

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

NOTE 10 - SUBSEQUENT EVENTS

In October of 2016, the Company issued 625,000 shares of the Company’s common stock to accredited investors at a price of $0.04 per share for total proceeds of $25,000.

In October and November of 2016, the Company received proceeds of $668,185 from accredited investors for 10,276,214 common shares not yet issued as of November 14, 2016. The shares were sold at prices ranging from $0.04 to $0.07 per common share.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Form 10-K, as amended, as filed on April 14, 2016, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	general economic and business conditions;
•	substantial doubt about our ability to continue as a going concern;
•	our needs to raise additional funds in the future which may not be available on acceptable terms or at all;
•	our inability to successfully recruit and retain qualified personnel in order to continue our operations;
•	our ability to successfully implement our business plan;
•	if we are unable to successfully acquire, develop or commercialize new products;
•	our expenditures not resulting in commercially successful products;
•	third parties claiming that we may be infringing their proprietary rights that may prevent us from manufacturing and selling some of our products;
•	the impact of extensive industry regulation, and how that will continue to have a significant impact on our business, especially our product development, manufacturing and distribution capabilities; and
•	other factors discussed under the section entitled “Risk Factors” set forth in our Form 10-K for the year ended December 31, 2015, as filed on April 14, 2016.

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Premier,” “we,” “us,” “our,” or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Energy Efficiency Experts, Inc. (“E3”), The Power Company USA, LLC (“TPC”) and American Illuminating Company, LLC (“AIC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate Overview

We are an energy services holding company. We provide an array of energy services through our subsidiary companies, E3 and TPC. In addition, we have entered into agreements to acquire AIC, and can consummate that acquisition upon receipt of FERC approval. We provide solutions that enable customers to reduce their electricity rates and energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure. Our stock is quoted on the OTC Markets under the symbol “PRHL”.

We were incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, we commenced limited operations which were discontinued in 1990. Thereafter, we engaged in reorganization and, on several occasions, sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. On November 13, 2008, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada Secretary to change its name from OVM International Holding Corporation to Premier Holding Corporation. In 2012, we discontinued our former lines of business and began offering clean energy products and services. In December 2011, we acquired assets from WePower, LLC and Green Central Holdings, Inc. in order to start a second line of business unrelated to our historical businesses. We also formed WePower Ecolutions Inc. (“Ecolutions”) as a wholly-owned subsidiary and began to offer clean energy products and services to commercial markets and developers and management companies of large-scale residential developments.

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

In the first quarter of 2013, we acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which we believe are candidates for E3. While a part of our company, this has grown to over 200,000 contracts sold, and selling over 5,000 per month.

On May 6, 2016, we entered into a definitive agreement with WWCD to acquire for $125,000 all membership units, including all licenses and contracts held, of AIC, a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which has not yet been granted. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity.

In addition to organic growth, strategic acquisitions of complementary businesses and assets have been an important part of our historical development. Since inception, the Company has completed numerous acquisitions, most recently two of which have enabled us to broaden our service offerings and expand our geographical reach.

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

E3’s Business

E3 is an Energy Services Company (ESCO) formed by the Company to provide energy reduction solutions for its clients. Through surveys and various analysis, E3 prescribes the best solution for the unique circumstance of each client by providing the most current, vetted solutions in energy reduction technologies, as well as management tools which capture the client for future opportunities.

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

E3 lowers the cost of energy through competitive supplier bidding and creates comprehensive energy savings solutions through the implementation of energy reduction projects. The mission of E3 is to help a customer select and implement the most cost effective energy conservation measures for its facilities. E3’s energy services division is focused on providing business customers with demand management solutions such as lighting (LED etc.), HVAC, Commercial Refrigeration and Water Sub-Metering and Smart Building technology.

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

TPC’s Business

TPC provides competitive energy pricing delivered with no change in service. There are currently 14 states that have deregulated their energy markets in a manner attractive to business. While many consumers have already benefitted from deregulated energy, there are millions more that have not taken advantage of this opportunity. It is estimated that federally requested energy deregulation will be enacted in some form in more of the 50 states by 2020. The deregulation industry is estimated at 7 to 11 times larger than when the telecom industry deregulated. Today and as this market broadens, the Company expects TPC to continue to leverage its strength in these emerging markets.

Prior to deregulation, the utility market in each state was monopolized. At that time, a few, sometimes only one, utility in each state provided all components of energy services: supply and distribution. In 1992, Congress passed the National Energy Policy Act, allowing consumers in deregulated states the power to choose their energy supplier. TPC is an experienced energy consulting firm in the deregulation space that utilizes its market standing and its large, well-established network of energy suppliers to compete for its clients’ business. With no cost or obligation for its clients, TPC serves as its clients’ energy advocates and negotiates the most competitive pricing and options for its clientele. Because of TPC’s buying power, market expertise, and strong and diverse supplier relationships, TPC can achieve results and cost savings that are greater than most individuals and/or organizations can obtain on their own.

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

AIC’s Business

The primary value that AIC will add to the Company (assuming we obtain FERC approval for the acquisition) is that it enables customers to recognize immediate savings via lowering their electricity bills by supplying energy marketing firms with a more competitive platform to access electricity contracts and support. Through the Company’s ownership of TPC, this creates a built-in strategic partnership for the states that TPC is already licensed in to broker power, including Connecticut, District of Columbia, Delaware, Illinois, Maine, Massachusetts, Maryland, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. AIC will have to obtain state, local, utility and other approvals in order to supply power in these several states, but pending such approvals, AIC may benefit from TPCs existing database of over 200,000 current and past clients to “jumpstart” its progress. We anticipate that half of all contracts written by TPC could be supplied by AIC.

Through this relationship to establish a large wholesale broker sales network, AIC plans to achieve operating and sales velocity more quickly in order to form a strong foundation to establish positive cash flows. We believe that TPC can direct a material portion of its customers to AIC. We believe this presents a major opportunity for AIC to scale quickly through its strong relationship with TPC. In addition to contract sales generated by TPC, we expect that AIC will expand its offerings to consumers through other energy brokers in order to expand revenue.

Corporate Developments During 2016

Since the commencement of the year through September 30, 2016, we experienced the following corporate developments:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,
	2016	2015
Revenues	$1,130,406	$1,320,071
Cost of revenues	100,457	147,546
Gross profit	1,029,949	1,172,525
Selling, general and administrative expenses	2,511,042	1,791,905
Operating loss	$(1,481,093)	$(619,380)

The decrease in revenue for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 is due primarily to a reduction in residential revenue from our TPC subsidiary.

The increase in selling, general and administrative expenses for the three months ended September 30, 2016, compared to the three months ended September 30, 2015 is due primarily to the increased use of consultants.

Other Income (Expense)

	Three Months Ended September 30,
	2016	2015

Interest expense	$(952,157)	$(146,060)
Gain (loss) on change in fair value of derivative liability	462,000	–
Total	$(490,157)	$(146,060)

The increase in other expense for the three months ended September 30, 2016, compared to the prior period is mainly attributable to the increase in convertible notes and derivative liability, as well as the write-off of unamortized derivative debt discounts on converted notes, resulting in increased interest expense and increase in consulting fees. This increase is partially offset by the gain from the decrease in the fair value of the derivative liability during the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	Nine Months Ended September 30,
	2016	2015
Revenues	$3,649,141	$3,712,562
Cost of revenues	339,742	307,573
Gross profit	3,309,399	3,404,989
Selling, general and administrative expenses	7,196,512	5,340,148

Operating loss	$(3,887,113)	$(1,935,159)

The decrease in revenue for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015 is due primarily to a decrease in residential revenue from our TPC subsidiary, partially offset by increase in its commercial and call center revenues.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015 is due primarily to the increased use of consultants.

Other Income (Expense)

	Nine Months Ended September 30,
	2016	2015

Interest expense	$(1,769,083)	$(256,819)
Gain (loss) on change in fair value of derivative liability	658,000	–
Total	$(1,111,083)	$(256,819)

The increase in other expense for the nine months ended September 30, 2016, compared to the prior period is mainly attributable to the increase in convertible notes and derivative liability, as well as the write-off of unamortized derivative debt discounts on converted notes, resulting in increased interest expense. This increase is partially offset by the gain from the decrease in the fair value of the derivative liability during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Current assets	$2,605,753	$1,025,520
Current liabilities	3,128,544	4,068,314
Working capital	$(522,791)	$(3,042,794)

The increase in working capital is due primarily from an increase in cash from the sale of the Company’s common stock, as well as a reduction in convertible notes due to notes converted to common stock.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(2,976,879)	$(2,270,305)
Net cash used in investing activities	(201,699)	(9,636)
Net cash provided by financing activities	4,697,344	2,055,563
Change in cash	$1,518,766	$(224,378)

The increase in cash used in operating activities was due primarily to an increase in selling, general and administrative expenses for the nine months ended September 30, 2016 as compared to the same period in 2015.

The increase in cash used in investing activities was due primarily the acquisition of AIC for cash of $125,000 in May of 2016.

The increase in cash from financing activities was due primarily to increased proceeds from the sale of common stock for the nine months ended September 30, 2016 as compared to the same period in 2015.

Private Placement Offering

During the nine months ended September 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 76,587,106 shares of its common stock in amount of $4,014,822.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the nine months ended September 30, 2016.

Convertible Notes Payable

During the nine months ended September 30, 2016, the Company entered into convertible notes with third parties for use as operating capital for total proceeds of $295,000.

During the nine months ended September 30, 2016, the Company issued 32,562,500 shares of its common stock for the conversion of convertible notes totaling $1,302,500.

Going Concern

The unaudited condensed consolidated financial statements contained in this annual report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of September 30, 2016, the Company had an accumulated deficit of $28,711,656. During the nine months ended September 30, 2016, the Company incurred operating losses of $3,887,113 and used cash in operating activities of $2,976,879. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our research and development activities and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and convertible loans that have enabled us to fund our operations, these funds have been largely used to supplement our working capital, although additional funds are needed for other corporate operational and working capital purposes. At this time, we have sufficient capital to fund our operations for the next 12 months. However, once we consummate the acquisition of AIC that is subject to FERC approval, which has not yet been granted, we expect to need additional capital to be able to purchase power and pay commissions. At this time, we have not determined the amount that may be needed. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2016 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of September 30, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and
(ii)	ineffective controls over period-end financial disclosure and reporting processes.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the next calendar year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2015, as filed on April 14, 2016, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the nine months ended September 30, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 76,587,106 shares of its common stock in amount of $4,014,822. Additionally, 15,392,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $992,800, which was recognized immediately as general and administrative expense. The Company issued 32,562,500 shares of common stock for the conversion of convertible notes totaling $1,302,500.

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

27