Form 10-K
period 2016-12-31
PREMIER HOLDING CORP.
filed 2017-03-31
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]    No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The registrant had 371,312,723 shares of common stock outstanding as of March 31, 2017. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $15,572,373 as computed by reference to the closing price of such common stock on the OTCQB on such date.

i

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Annual Report on Form 10-K include statements about:

•	concentration of our customer base and fulfillment of existing customer contracts;
•	our ability to maintain pricing;
•	deterioration of the credit markets;
•	increased vulnerability to adverse economic conditions due to indebtedness;
•	competition within our industry;
•	asset impairment and other charges;
•	our identifying, making and integrating acquisitions;
•	our plans to identify and acquire products that we believe will be prospective for acquisition and development;
•	Our ability to adequately fund our power supplier, AIC;
•	loss of key executives;
•	the ability to employ skilled and qualified workers;
•	work stoppages and other labor matters;
•	inadequacy of insurance coverage for certain losses or liabilities;
•	federal legislation and state legislative and regulatory initiatives relating to the energy industry;
•	costs and liabilities associated with environmental, health and safety laws, including any changes in the interpretation or enforcement thereof;
•	future legislative and regulatory developments;
•	our beliefs regarding the future of our competitors;
•	our expectation that the demand for our products services will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2016, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our current business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Premier,” “we,” “us,” “our,” or the “Company” refer to Premier Holding Corporation and its Subsidiaries, Energy Efficiency Experts, Inc. (“E3”) and The Power Company USA, LLC (“TPC”). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

ii

PART I

ITEM 1. BUSINESS

Corporate History and Overview

We are an energy services holding company. We provide an array of energy services through our subsidiary companies, E3 and TPC. We provide solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

We were incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, we commenced limited operations which were discontinued in 1990. Thereafter and through 2012, we reorganized and, on several occasions, sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. We have been organized as a holding company that provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies to our subsidiaries. Our common stock is quoted on the OTC Markets Group Inc. QB tier (“OTCQB”), under the symbol “PRHL”.

In August of 2012, we acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications. In the fourth quarter of 2012, the Company performed additional research and development to the products from Active ES adding two new products for mass production, the 480-volt version of the controller, suitable for ports and other large facilities, and a 240-volt version of the LiteOwl for Streetlights, vastly increasing the applicable market.

In the first quarter of 2013, we acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and has been adding between 1,000 and 3,000 clients per month. We expect this increase in clients to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3’s products and services.

Presently, we provide an array of energy services through E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, we expect that strategic acquisitions of complementary businesses and assets will remain an important part of our growth plan to enable us to broaden our service offerings and expand our geographical reach.

On October 22, 2014, the Company entered into a Membership Purchase Agreement (“Agreement”) to acquire 85% of the membership interests of Lexington Power & Light, LLC (“LP&L”) from its owners. LP&L was incorporated under the laws of the State of New York on July 8, 2010 as a Limited Liability Company. LP&L markets and sells electricity and natural gas to both commercial and residential customers located primarily in five boroughs of New York City and on Long Island. The Company purchase electricity and natural gas on a wholesale basis pursuant to a combined supply and credit facility agreement. Under the Agreement, we were to acquire 85% of LP&L for 7,500,000 shares of common stock and $500,000 in Promissory Notes, plus earn-out payments based upon EBITDA milestones during the 12 months following the closing date. Under the terms of the Agreement, we had a contingent funding obligation of $1,000,000 of which $500,000 would be used as working capital for LP&L. In addition wehad an option through December 31, 2018 to acquire the remaining 15% of LP&L for $20,000,000 payable half in cash and have shares of our common stock and we agreed to limit our board of directors to five persons, with the members of LP&L having the right to appoint one board member. On April 7, 2015, the Agreement was terminated as a result of our default on our purchase obligations for the acquisition due to the non-performance of LP&L under the terms of the Agreement.

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC was subject to FERC approval, which as of December 31, 2016 had not been granted. On January 27, 2017, we received a letter indicating FERC approval and completed payment of an additional $100,000 for consulting and marketing services. AIC is expected to begin financing and developing the business plan in the third quarter of 2017, and will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. We reflected the $125,000 payment towards the acquisition of AIC as a deposit on the balance sheet as of December 31, 2016.

Overview of Industry

We bridge two industries in the Energy field: TPC is engaged in the deregulated energy space (reselling power from suppliers, and also as a supplier) and E3 is engaged in providing energy efficiency technologies. Deregulated power is expected to be one of the largest markets since the deregulation of telecom, only much larger. Energy efficiency companies, sometimes referred to as energy services companies, or ESCOs, develop, install and arrange financing for projects designed to improve the energy efficiency of client facilities. Typical products and services offered by energy efficiency companies include lighting and lighting retrofits, HVAC upgrades, motor controls, equipment installations, load management, and can include power generation including on-site cogeneration, renewable energy plants, etc. As we grow, we expect to be involved in all of these opportunities. Energy efficiency companies often offer their products and services through energy savings performance contracts, or ESPCs. Under these contracts, energy efficiency companies assume certain responsibilities for the performance of the installed measures, under assumed conditions, for a portion of the project’s economic lifetime.

The U.S. residential electricity price is forecast to average 12.9 cents/kWh, 2.3% higher than in 2016. These fluctuations can partly be attributed to deregulation and we believe it indicates the growing popularity of this industry. The number of states adopting some form of deregulation continues to increase, and thus far, TPC has only addressed a small number of these states in earnest.

There are a number of industry factors that affect our ESCO business which include the overall demand for LED lighting. Future growth depends significantly on the adoption of LED lighting. The market for LED lighting has grown in recent years, as acceptance of LEDs for general lighting increases, but it still faces significant challenges before widespread adoption. This indicates the large untapped potential market, and as these challenges are successfully addressed it could signal increased sales opportunities. Demand also fluctuates based on various market cycles, a continuously evolving LED industry supply chain and demand dynamics in the market. These uncertainties make demand difficult to forecast. The competitive environment in the LED lighting industry is intense. Traditional lighting companies and new entrants are investing in LED lighting products as LED adoption has gained momentum. Product pricing pressures exist as market participants often undertake pricing strategies to gain or protect market share. To remain competitive, resellers of LED lighting must continuously increase service and support, product performance (including a degree of product independence to be free to move to other manufacturers with better products), and reduce costs.

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

E3 lowers the cost of energy through competitive supplier bidding and creates comprehensive energy savings solutions through the implementation of energy reduction projects. The mission of E3 is to help a customer select and implement the most cost effective energy conservation measures for its facilities. E3’s energy services division is focused on providing business customers with best-in-class demand management solutions such as lighting (LED), HVAC, Commercial Refrigeration and Water Sub-Metering.

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

To date, E3 and its growing reseller base have prospected a large number of qualified potential installations and is developing strategic partners including energy auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other lighting field. The installers not only bring a technical expertise in implementing solutions E3 provides its customers, but they also bring their list of clients and the various funding sources that can provide every sort of financing to meet any client’s needs from short-term loans, leases, on-bill financing, to PACE funding.

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

In 2016 E3 signed an agreement with Sustainability Partners (“SP”), which is majority owned by BlackRock, to generate leads for SP’s unique “Sustainability-as-a-Services” business model. The model involves SP providing all technology, labor and maintenance at no up-front costs, and the agreement is to place pre-agreed rate onto the existing utility bill. If there is no consumption, there is no bill, and all maintenance is the responsibility of SP. This appears as a month-to-month fee, with no long-term obligation. There are additional features and conditions. This is very different from the ESCO (typically “shared savings” for an extended time, sometimes in perpetuity), lease, and PACE (costs placed on property taxes over time) programs, with less risk and more benefits to the client. In this agreement, E3 receives a commission on the entire sustainability project, which can be much larger than a lighting project, and the majority of the work is performed by SP. E3 expects that the volume of sales could increase due to the reduced efforts required by E3 on each sale. E3 is building a network of lead generators in support of this program.

TPC’s Business

TPC provides competitive energy pricing delivered with no change in services provided by a customer’s local utility provider. There are currently 16 states that have deregulated their electrical energy markets. While many consumers have already benefitted from deregulated energy, there are millions more that have not taken advantage of this opportunity. It is estimated that federally requested energy deregulation will be enacted in some form in more of the 50 states by 2020. The deregulation industry is estimated at 7 to 11 times larger than when the telecom industry deregulated. Today and as this market broadens, the Company expects TPC to continue to leverage its strength in these emerging markets.

Prior to deregulation, the utility market in each state was monopolized. One utility provided all components of energy services: supply and distribution. In 1992, Congress passed the National Energy Policy Act, allowing consumers in deregulated states the power to choose their energy supplier. TPC is an experienced energy consulting firm in the deregulation space that utilizes its market standing and its large, well-established network of energy suppliers to compete for its clients’ business. With no cost to, or obligation by its clients, TPC serves as its clients’ energy advocate and negotiates the most competitive pricing and options for its clientele. Because of TPC’s buying power, market expertise, and strong and diverse supplier relationships, TPC can achieve results and cost savings that are greater than most individuals and/or organizations can obtain on their own.

TPC’s business model is to enlist commercial and residential clients who benefit from the law passed allowing for competition in the energy markets as a result of deregulation of energy. In many cases TPC saves its clients 10% to 30% on their energy bills by simply switching suppliers, all while the enrollee still receives services from their local utility (the local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that TPC has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for its clients’ business. Currently, TPC has access to over 30 different suppliers and has most of the agreements in place that allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC acquires its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers.

TPC utilizes its online client energy portal, which is a sophisticated energy portal enabling rapid, efficient and secure sales transactions of deregulated power. The energy portal is designed to enable sales agents, whether from a computer terminal, a smart phone, or any web browser to access the pertinent information on a prospective client. Agents can view their clients’ energy profiles and quickly access the energy options available to them. The transparency and ease of the energy portal allows TPC’s agents to select the best power provider for their customers and process the paperwork online in real-time, which enables client acquisition in minutes. This sales portal enables large-scale, rapid sales of deregulated power. The energy portal is built for scalability so that it can be monetized on its own, meaning it can be offered to any deregulated power company as a sales tool. The technology also provides sales management, reporting, verification, and compliance tracking which may be among the best in the industry.

Strategy and Outlook

Revenues generated from E3 were minimal for the year ended December 31, 2016, as the sales cycles for these large projects can be very long. We have closed sales with a municipality and are currently pursuing larger proposals to prospects such as ports, municipalities, big box stores, and fortune 500 companies.

As of the date of this report, our current strategy involves the following initiatives:

•	Expanding activities in deregulated energy markets through strategic partners: TPC continues to focus on building sales channels through strategic partners that either have, or have access to significant customers to which we can offer competitive electricity rates.
•	Creating and leveraging sales leads from TPC’s deregulated sales efforts to drive sales opportunities: As TPC continues to build its commercial and business customer base, it informs these customers that, in addition to financial savings that they can achieve through the negotiation of more competitive electricity rates, E3 can also provide energy savings through the installation of lighting and other building envelope technologies.
•	Focusing on building channel sales partners for E3: We have established strategic partners in key growth markets that advocate and introduce our lighting and related demand management technologies to TPC customer base. We intend to continue to build and develop these channel partnerships both domestically and internationally.
•	Plan to become a power provider/supplier: By adding a power provider/supplier in the future, we can book the entire energy bill as revenue as opposed to only the commission. This revenue is estimated to provide two to three times the earnings on the same customer currently being acquired by TPC, by picking up the margin between the wholesale and retail price.
•	One-stop shop for “everything energy”: We believe that we can best serve our customers by providing all energy related products and services under one cohesive and coordinated package, with over 30 energy supplier partnerships, and plans to operate also as a supplier, and with E3 representing an expanding array of products, some proprietary, which enables us to provide the most appropriate and effective solution to meet our customers’ needs and financial objectives.
•	Provide funding sources to enable our clients to adopt new technology: We believe that we can recommend a wide range of funding options which will allow our clients to structure financing that best suits their needs. From no money down, to straight purchases, E3 is putting together a number of strategic financial partners and programs to facilitate a quick sale. Most notable is the SP relationship. In addition, we have resources to maximize tax credits and incentives for our clients.

Marketing

Our sales and marketing strategy captures the unique opportunity of being in two closely related, but separate industries. Through TPC, we expect to reach in excess of 50,000 consumers per year for deregulated power. A portion of these (the commercial/industrial customers) will also be candidates for E3’s business. TPC, as it becomes integrated with E3, will provide E3 with the ability to cross market its product line to TPC’s already existing client base. This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of energy consumption.

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

Throughout the industry, the evaluation, proposal, sales, and implementation process for energy efficiency and renewable energy projects can typically take from three to 36 months or longer, due to the prescriptive nature of a consultative sale. Sales to state and federal governmental and housing authority customers tend to require the longest lead time. E3 identifies direct-sales opportunities through the pre-existing relationships of its team, as well as referrals, requests for proposals, conferences, web searches, telemarketing and additional product/service sales to existing customers.

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

Sustainability and Efficiency Market Potential

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

Competition

The ESCO market in the United States is viable and growing due to many driving factors in the current economy. The United States government has recently pushed towards energy conservation and efficiency which has led to substantial market growth in this industry. We are in competition with other more established companies that may be better capitalized and have more established name recognition than we do. There is no assurance that we can compete successfully in this marketplace.

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

TPC sells power provided by energy suppliers, who may also sell directly. As a result, energy suppliers are both an ally and a potential competitor. Those competing suppliers are allies in that TPC garners its clients by contracting consumers with those same energy suppliers. When TPC presents a client/prospect to one or more of its contracted energy suppliers, that prospect/client is listed and protected as TPC's introduction and client. An example of this "cooperation" is embodied in the largest energy retailer in North America which has over 6 million customers. They are technically TPC's competition because clients can sign up with this supplier without the assistance of TPC. However, TPC generates a substantial portion of its overall revenue by signing on as many as 5,000 clients per month selling this supplier's many energy offerings. In turn, this supplier counts on TPC’s volume of business.

Many of TPC’s competitors contract with these same suppliers to sell their energy offerings. There are 50 licensed suppliers in Illinois that range from Constellation which is owned by Exelon that generates $33 Billion in revenue annually to suppliers such as Energy.me with whom TPC has had a sales agreement since their launch. Other competitors include, but are not limited to: AEP Energy, Agera Energy, LLC, Champion Energy, LLC, ConEdison Solutions, Constellation Energy, Eligo Energy IL, LLC, Energy.ME, Entrust Energy, Green Mountain Energy Company, IDT Energy, Inc., Kona Energy, Liberty Power Holdings LLC, MC Squared Energy Services, LLC, MidAmerican Energy, NextEra Energy Services Illinois, LLC, Nordic Energy Services, Plymouth Rock Energy, LLC and Santanna Energy Services.

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

E3

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

Some of the energy demand reduction services that we provide for utilities and institutional clients are subject to regulatory tariffs imposed under federal and state utility laws. In addition, the operation of, and electrical interconnection for, our renewable energy projects are subject to federal, state or provincial interconnection and federal reliability standards also set forth in utility tariffs. These tariffs specify rules, business practices and economic terms to which we are subject. The tariffs are drafted by the utilities and approved by the utilities’ state, provincial or federal regulatory commissions.

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

TPC

We are subject to government regulations at both the state and federal levels, including the Federal Energy Regulatory Commission (“FERC”) and individual states’ Public Utilities Commission (“PUC”) for a substantial level of rates and services that we provide. The FERC regulates certain activities of public utilities. The scope of the jurisdiction of the FERC under the FPA encompasses review and approval of (i) rates charged by public utilities for wholesale sales of electricity; (ii) issuances of securities and assumption of liabilities by public utilities; (iii) interstate transmission of electricity; (iv) certain dispositions of assets; and (v) interlocking directorships between public utilities and certain interested parties. The various state PUC’s will regulate the rates that can be charged for such services or distributions, ancillary services and other retail power services, and will determine the terms under which we can compete with the investor owned utilities and other energy service providers. There is no certain assurance that the regulations promulgated by FERC and/or state PUCs will act to our benefit.

Employees

As of December 31, 2016, we had one full-time employee and no part-time employees. We also intend to continue to engage consultants in general business to advise us in various capacities. With our potential acquisition plans, there will be the occasion to take over the employees of those acquisitions.

Our TPC subsidiary currently employs 10 full-time employees and one part-time employees.

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

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2016 can sufficiently support our operation for the next five to six months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $1.8 million. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history with our new direction and subsidiaries, and as a result, we may experience losses and cannot assure you that we will be profitable.

We have a limited operating history with E3 and TPC on which to evaluate our business. Our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

No Assurance of Revenues.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which wecompete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on the ourbusiness, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

While wehave the potential to negotiate prices that benefit our clients and affect our profitability as we seek to gain market-share and increase our book of business, margins in the energy business are fluid, and our margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

If demand for energy efficiency does not develop as expected, our projected revenues and profits will be affected.

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

Our projects are occasionally financed by third parties. The costs of these projects to our customers are costly. For our energy efficiency projects, we often assist our customers in arranging third party financing. If we or our customers are unable to raise funds on acceptable terms when needed, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller, or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by us or our customers to raise the funds necessary to finance our projects could materially harm our business, financial condition and operating results.

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

Our business is at risk if we lose key personnel or we are unable to attract and integrate additional skills personnel.

The success of our business depends in large part on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly-experienced management team and specialized workforce, including engineers, experts in project management and business development, and sales professionals. Competition for personnel, particularly those with expertise in the energy services industries, is high, and identifying candidates with the appropriate qualifications can be difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

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

Both the deregulation and the energy efficiency industries are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer energy efficiency solutions at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets.

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

The sales, design and implementation process for energy efficient projects typically takes from 6 to 36 months, with sales to government and housing authority customers tending to require the longest sales processes. Our potential customers are expected to have extended budgeting and procurement processes, and sometimes must engage in regulatory approval processes, related to our services. Most of our potential customers issue a request for proposal, or RFP, as part of their consideration. In preparation for responding to an RFP, we intend to conduct a preliminary audit of the customer’s needs and the opportunity to reduce its energy costs. In addition, we or the customer typically need to obtain financing for the project. This extended sales process requires the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below expectations. These factors could also adversely affect our business, financial condition and operating results due to increased spending by us that is not offset by increased revenue.

We plan to expand our business, in part, through future acquisitions.

Historically, acquisitions have been a significant part of our growth strategy. We plan to continue to acquire companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

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

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition and operational results.

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

Insurance and contractual protections may not always cover lost revenue.

We possess insurance, warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels, and we also attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

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

We will rely on the experience of outside consultants, employees, manufacturers and suppliers. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

We rely on strategic relationships to promote our products.

We rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

We rely on our suppliers.

We will rely on key vendors and suppliers to provide power, as well as high quality products and services on a consistent basis. We outside assembly facilities and contract manufacturers to produce quantities of materials these include, manufacturing facilities, warehouses, shippers, testing facilities and other critical vendor partners. Our future success is contingent on the efforts and performance of these suppliers. Although in the past we have obtained adequate quantities of raw materials and finished product on acceptable terms to meet our requirements, we may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

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

There has been substantial litigation regarding patent and other intellectual property rights in the energy device industry generally. From time to time, we may be forced to defend ourselves against other claims and legal actions alleging infringement of the intellectual property rights of others. Adverse determinations in any such litigation could subject us to significant liabilities, which could have a material adverse effect on us. Third parties could also obtain patents that may require us to either redesign products or obtain a license. If we are unable to redesign products or are unable to obtain a license, our business and financial condition would be adversely affected.

Although we perform investigations of the intellectual property of third parties, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any such infringement or misappropriation claim could result in significant costs, substantial damages, and our inability to operate our business. We also could be forced to obtain licenses from third parties or to develop a non-infringing alternative, which could be costly and time-consuming. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results.

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

If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to use our products, which could result in the loss of revenues. We may have to invest significant capital and other resources to correct these problems. Such expenditures to correct defects and the effect on our reputation could have a material adverse effect on the business, financial condition and results of operations.

We face the risk of product liability claims and uninsured losses.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. To date, no claim for damages has been asserted against us. There can be no assurance that liability claims will not exceed the coverage limits of any policies purchased by us or that such insurance will continue to be available on commercially reasonable terms or at all. If we do not or cannot maintain sufficient liability insurance, its ability to operate may be significantly impaired. In addition, liability claims could have a material adverse effect on our business, financial condition and results of operations.

It is incumbent upon us to keep up with technological change so that our products can maintain their demand in the marketplace.

There can be no assurance that our competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render our products obsolete or non-competitive. In addition, new technologies and procedures could be developed that replace or reduce the value of our products. Our success will depend in part on our ability to respond quickly to technological changes through the development and introduction of new products and to successfully market these products. There can be no assurance that new product development efforts will result in any commercially successful products. A failure to develop and successfully market new products could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to TPC’s Business

We face the risk that deregulation could be repealed.

If the federal government and/or any individual state decided to repeal deregulation, we would have to rely entirely on our energy efficiency sales in order to generate revenue.

Our business, in part, depends on federal, state, and local government support for deregulation and energy efficiency.

Deregulated power is currently adopted by sixteen states, twelve of which have attractive deregulation programs, with the intent that many more states will adopt some form of deregulation by the year 2020. TPC depends on this continued deregulation. This may not occur or be delayed, affecting our long-term growth. We will depend in part on government legislation and policies that support energy efficiency and renewable energy projects that enhance the economic feasibility of our energy efficiency services and small-scale renewable energy projects. The U.S. and Canadian federal governments and several of the states and provinces in which we will operate support our potential customers’ investments in energy efficiency and renewable energy through legislation and regulations that authorize and regulate the manner in which certain governmental entities are expected to do business with us, encourage or subsidize governmental procurement of our services, provide regulatory, tax and other incentives to others to procure our services and provide us with tax and other incentives that reduce our costs or increase our revenue.

We are subject to government regulations at both the state and federal levels, including the Federal Energy Regulatory Commission (“FERC”) and individual states’ Public Utilities Commission (“PUC”) for a substantial level of rates and services that we provide. The FERC regulates certain activities of public utilities. The scope of the jurisdiction of the FERC under the FPA encompasses review and approval of (i) rates charged by public utilities for wholesale sales of electricity; (ii) issuances of securities and assumption of liabilities by public utilities; (iii) interstate transmission of electricity; (iv) certain dispositions of assets; and (v) interlocking directorships between public utilities and certain interested parties. The various state PUC’s will regulate the rates that can be charged for such services or distributions, ancillary services and other retail power services, and will determine the terms under which we can compete with the investor owned utilities and other energy service providers. There is no certain assurance that the regulations promulgated by FERC and/or state PUCs will act to our benefit.

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

Although our common stock is currently listed for quotation on the OTCQB, there is no active trading market for our common stock. Even when a market is established and trading begins, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our corporate offices and warehouse are located at 1382 Valencia Avenue, Unit F, Tustin, California. These offices consist of 2,000 square feet for which we pay rent of $2,500 on a month to month basis under an operating lease. We consider these facilities to be adequate for our current needs.

For the TPC operations, we lease 4,260 square feet of office space at 1165 N. Clark Street, Chicago, IL under a 65-month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

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

Quarter Ended	Bid High	Bid Low

December 31, 2016	$ 0.076	$ 0.056
September 30, 2016	$ 0.089	$ 0.060
June 30, 2016	$ 0.109	$ 0.045
March 31, 2016	$ 0.073	$ 0.045
December 31, 2015	$ 0.075	$ 0.048
September 30, 2015	$ 0.080	$ 0.046
June 30, 2015	$ 0.098	$ 0.022
March 31, 2015	$ 0.098	$ 0.055

Transfer Agent

The transfer agent and registrar for our common stock is Columbia Stock Transfer Company, 1869 E. Seltice Way, Suite 292, Post Falls, ID 83854. Their phone number and website are (208) 664-3544 and www.columbiastock.com.

Holders of Common Stock

As of March 27, 2017, there were 1,437 shareholders of record of our common stock. As of such date, 372,187,723 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 106,948,320 shares of its common stock in amount of $5,486,407. The Company issued 32,562,500 shares of common stock for the conversion of convertible notes totaling $1,302,500. Additionally, approximately 1,000,000 shares of common stock were cancelled and returned to the treasury.

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

During the year ended December 31, 2016, 15,942,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $1,027,450, which was recognized immediately as general and administrative expense.

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2016.

Issuer Purchases of Equity Securities

During the year ended December 31, 2016, we did not repurchase any of our equity securities.

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

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this Annual Report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see our “Risk Factors” for a list of our risk factors.

Overview

This subsection of MD&A provides an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our financial results for the periods covered.

Results of Operations

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

Revenue

For the years ended December 31, 2016 and 2015, our total revenues were $4,792,471 and $5,198,467, respectively. The decrease in revenue for the year ended December 31, 2016, compared to the year ended December 31, 2015 is due primarily to a decrease in TPC residential customer sales and decreased E3 product revenue. TPC’s revenue decrease was a result of transitioning resources from residential door-to-door sales to outbound telemarketing in anticipation of marketing for our own supplier. Outbound telemarketing is roughly half the cost of door to door but it requires a ramp up of up to 180 days. E3’s revenue decrease was due to a shift in emphasis starting the summer of 2016 from direct sales exclusively to focus on lead generation for Sustainability Partners, which requires longer lead times but should ultimately result in larger revenues per project with less manpower per project.

Expenses

The Company’s expenses for the years ended December 31, 2016 and 2015 are summarized as follows:

	Year Ended December 31,
	(in thousands)
	2016	2015
Revenues	$4,792	$5,198
Cost of revenues	419	464
Gross profit	4,373	4,734
Selling, general and administrative expenses	9,076	7,831
Other expense	1,108	1,039
Loss before income taxes, non-controlling interest and discontinued operations	$(5,811)	$(4,136)

The decrease in cost of revenues for the year ended December 31, 2016, compared to the year ended December 31, 2015 is primarily the result of decreased revenues, although the Company’s overall gross profit was the same as a percentage of sales as in the year ended December 31, 2015.

The increase in selling, general and administrative expenses for the year ended December 31, 2016, compared to the year ended December 31, 2015 is due primarily to an increase in consulting expense from share-based payments to outside consultants.

Other Income (Expense)

	Year Ended December 31,
	(in thousands)
	2016	2015
Interest expense	$(1,935)	$(899)
Gain (loss) on change in fair value of derivative liability	827	(140)
Total	$(1,108)	$(1,039)

The increase in other income (expense) for the year ended December 31, 2016, compared to the prior year is mainly attributable to the increase in convertible notes payable resulting in increased interest expense, partially offset by the gain on change of fair value of the derivative liability related to the conversion feature in the Company’s convertible notes payable.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the twelve months ended December 31, 2016:

	December 31,	December 31,
	2016	2015
Current assets	$2,840,956	$1,025,520
Current liabilities	2,966,511	4,068,314
Working capital	$(334,114)	$(3,042,794)

The increase in working capital is primarily due to an increase in cash from the sale of common stock in 2016, which was partially offset by a decrease in convertible notes payable and the derivative liability as a result of conversions to common stock by noteholders during 2016.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(4,002,955)	$(3,388,878)
Net cash provided by (used in) investing activities	(264,572)	349,786
Net cash provided by financing activities	5,683,304	2,761,726
Change in cash	$1,415,777	$(277,366)

The decrease in cash provided by operating activities was due primarily to a decrease in revenues and an increase in selling, general and administrative expenses for the twelve months ended December 31, 2016 as compared to the same period in 2015.

Going Concern

The audited consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of December 31, 2016, the Company had an accumulated deficit of $29,392,022. During the twelve months ended December 31, 2016 and 2015, the Company incurred net losses of $5,684,521 and $2,561,399, respectively, and used cash in operating activities of $4,002,955 and $3,388,878, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months as we continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that we will need to raise an additional $3,000,000 to $3,500,000 over the next twelve months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $1.8 million. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended December 31, 2016. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016, we do not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. We use the allowance method to account for uncollectable accounts receivable. As of December 31, 2016 and 2015, the balance of allowance for bad debts was $100,000 and $51,000, respectively.

Non-controlling Interest

Non-controlling interests in TPC is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. We maintain an 80% limited interest in TPC and the remaining 20% non-controlling interest is held by TPC’s members. Due to the termination of the LP&L Agreement, we disposed of the 15% original non-controlling interest from LP&L in the amount of $215,861 which is included in income on disposal of LP&L.

Net Loss Per Share of Common Stock

We have adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. We exclude equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2016, we had 1,650,000 stock options outstanding and 161,146,136 warrants outstanding. As of December 31, 2015, we had 1,650,000 stock options outstanding and 12,428,629 warrants outstanding. Net convertible debt as of December 31, 2016 was $1,252,887 and is convertible between three months to one year from the original loan agreement date.

Income Taxes

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward. Income taxes are provided based upon the liability method of accounting pursuant to the ASC Topic 740 Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe we have met the “more likely than not” standard to allow recognition of such an asset.

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

Fair Value Measurements

On January 1, 2011, we adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2011, we also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent sources. Unobservable inputs are inputs that reflect our assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

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

Goodwill

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We use level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Concentrations of Credit Risk

We maintain deposits in a financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”). At various times, we have deposits in this financial institution in excess of the amount insured by the FDIC. We have not experienced any losses related to these balances and believes its credit risk to be minimal.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer), who also serves as ourand chief financial officer ( principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of period covered in this report, our disclosure controls and procedures were not effective. The ineffectiveness of the Company’s disclosure controls and procedures was due to material weaknesses identified in the Company’s internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2016. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2016 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of March 28, 2017, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Randall Letcavage (1)	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors	59	October 5, 2012
Woodrow Clark, PhD (2)	Director	72	July 29, 2012
Lane Harrison (3)	Director	65	October 5, 2012
Robert Baron (4)	Director	77	October 9, 2015

Notes

(1)	Mr. Letcavage was appointed Chief Executive Officer on November 1, 2012.

(2)	Dr. Clark was appointed Director on July 29, 2012.

(3)	Mr. Harrison was elected Director on October 5, 2012.

(4)	Mr. Baron was appointed Director on October 9, 2015.

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

Involvement in Certain Legal Proceedings.

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it and no director or executive officer has been convicted of a criminal offense within the past ten years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

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

Term of Office

Our directors hold office until their successors are elected or appointed at their election at an annual general meeting or their appointment by the unanimous resolution of our shareholders. Notwithstanding the foregoing, our directors hold office until their successors are elected or appointed, or until their deaths, resignations or removals.

Director Independence

Our board of directors consists of Randall Letcavage, Robert Baron, Lane Harrison and Woodrow W. Clark II. Our securities are quoted on the OTCQB which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company. Using this definition of independence, we have determined that three directors, Robert Baron, Lane Harrison and Woodrow W. Clark II, are independent directors. Randall Letcavage is not independent as he is an officer and employee of the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended December 31, 2016, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the years ended December 31, 2016 and 2015 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Randall Letcavage CEO, CFO [1,2,3]	2016 2015	240,000 240,000	52,000 50,000	- -	- 355,726	- -	- -	- $133,000	292,000 778,726

Notes

(1)	During the year ended December 31, 2016, Mr. Letcavage (directly or through related entities) earned $290,000 as compensation for his role as our CEO and CFO.
(2)	During the year ended December 31, 2016, the Company incurred expenses of $31,511 to iCapital Advisory for consulting services, a related party entity for which Mr. Letcavage is the President.
(3)	No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We currently do not have a written employment agreement with Mr. Letcavage.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2016.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Randall Letcavage, CEO, CFO	1,150,000	-	-	0.0025 to 0.15	12/31/19 to 12/31/20	-	-	-	-
Woodrow Clark, PhD, Director	150,000	-	-	0.15	12/31/19	-	-	-	-
Lane Harrison, Director	150,000	-	-	0.15	12/31/19	-	-	-	-

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

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Randall Letcavage	-	-	-	-	-	-	-
Woodrow Clark, PhD	-	-	-	-	-	15,000	15,000
Lane Harrison	-	-	-	-	-	5,000	5,000
Robert Baron	-	-	-	-	-	25,500	25,500

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

Mr. Letcavage receives compensation for his services as an executive officer of the Company, but not as a director. Dr. Clark received speaking fees when speaking on behalf of the company at symposia and conventions. Mr. Harrison received fees for extra services he provided including consulting and lead generation. Mr. Baron received fees for extra services he provides including consulting and other services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of March 28, 2017, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Randall Letcavage 1382 Valencia, Unit F Tustin, CA 92780	8,638,486 Direct (1) (2)	2.31%
Common Stock	Woodrow Clark, PhD 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)	<1%
Common Stock	Lane Harrison 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)(5)	<1%
Common Stock	Robert Baron 1382 Valencia, Unit F Tustin, CA 92780	-	-
Common Stock	Directors & Executive Officers as a group (4 persons)	8,938,486 Direct	2.39%

Notes

(1)	Includes 7,488,486 common shares, 1,000,000 stock options exercisable at $0.0025, 150,000 stock options exercisable at $0.15, and 250,000 Series B Preferred Shares, which carry voting rights of 1,000 shares of common stock for every 1 share of preferred stock. Including the common and preferred shares, Mr. Letcavage possesses the combined voting power of 257,488,486 shares of common stock.

(2)	Beneficial ownership includes stock options.

(3)	The beneficial owner has sole voting and investment power with respect to the shares shown.

(4)	All ownership is beneficial and of record, unless indicated otherwise.

(5)	Stock options owned by Patriot Advisory Group, LLC, Series A, of which Mr. Harrison is the Manager.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

During year ended December 31, 2016 and 2015, Mr. Letcavage (directly or through related entities) recorded $292,000 and $290,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures	Company owned by Shadie Kalkas, the managing director of TPC

	December 31, 2016	December 31, 2015
iCapital Advisory – Consulting fees	$31,467	$75,543
Jamp Promotion – Commissions	90,500	90,500
Mason Ventures and Sebo Services – Loans	–	5,038
	$121,967	$171,081
Related party receivable - Mason Ventures and Sebo Services	$67,879	–

During the year ended December 31, 2016, we received loans from Mason Ventures of approximately $710,453 and repaid approximately $783,370. During the year ended December 31, 2015, we received loans from Mason Ventures of approximately $670,000 and repaid approximately $700,000. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of December 31, 2016, it would not be absorbed by Premier Holding Corporation.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by Anton & Chia, LLP (“AC”), independent registered public accounting firm, for the years ended December 31, 2016 and 2015:

Services	2016	2015
Audit fees	$78,750	$46,842
Audit related fees	–	–
Tax fees	–	–
All other fees	–	95,325
Total fees	$78,750	$142,167

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
Report of Independent Registered Public Accounting Firm – Anton & Chia, LLP
Balance Sheets as of December 31, 2016 and 2015.
Statements of Operations for the Years Ended December 31, 2016 and 2015.
Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2016 and 2015.
Statements of Cash Flows for the Years Ended December 31, 2016 and 2015.

No.	Description
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1)
3.2*	By laws
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER HOLDING CORPORATION

By	/s/ Randall Letcavage
Randall Letcavage
Chief Executive Officer & Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Randall Letcavage
Randall Letcavage
Chairman of the Board of Directors
Date: March 31, 2017

By	/s/ Woodrow Clark
Woodrow Clark
Director
Date: March 31, 2017

By	/s/ Lane Harrison
Lane Harrison
Director
Date: March 31, 2017

By	/s/ Robert Baron
Robert Baron
Director
Date: March 31, 2017

PREMIER HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

We have audited the accompanying consolidated balance sheets of Premier Holding Corporation (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015 and the consolidated results of their operations, and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has recurring losses from operations and negative cash flows from operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

PREMIER HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$1,811,503	$395,726
Accounts receivable, net	458,140	444,843
Prepaid expenses	148,774	102,418
Inventory	20,546	82,533
Related party receivable - managing director	67,879	–
Total current assets	2,506,842	1,025,520

Equipment, net	168,647	134,745
Goodwill	4,000,000	4,000,000
Deposit	188,652	–
Total assets	$6,864,141	$5,160,265

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$404,545	$508,083
Accounts payable - related party	121,967	171,081
Convertible note, net	1,252,887	1,780,482
Notes payable	143,557	98,668
Lawsuit liability	–	26,000
Derivative liability	918,000	1,484,000
Total liabilities	2,840,956	4,068,314

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of December 31, 2016 and 2015, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of December 31, 2016 and 2015, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 358,840,221 and 204,400,850 shares issued and outstanding as of December 31, 2016 and 2015, respectively	35,884	20,440

Common stock to be issued	4,000	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	34,708,657	26,108,346
Accumulated deficit	(29,392,022)	(23,796,018)
Total Premier Holding Corporation stockholders' equity	4,487,564	1,467,813
Non-controlling interest	(464,379)	(375,862)
Total stockholders' equity	4,023,185	1,091,951
Total liabilities and stockholders' equity	$6,864,141	$5,160,265

See accompanying notes which are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

REVENUE:
TPC commission revenue	$4,300,663	$4,552,281
Product revenue	491,808	646,186
Total revenue	4,792,471	5,198,467

COST OF SALES	418,913	463,796

GROSS PROFIT	4,373,558	4,734,671

OPERATING EXPENSES:
Selling, general and administrative	8,950,103	7,830,996

Total operating expenses	8,950,103	7,830,996

OPERATING LOSS	(4,576,545)	(3,096,325)

OTHER INCOME (EXPENSE):
Interest expense	(1,934,976)	(899,495)
Gain (loss) on change in fair value of derivative liability	827,000	(140,000)
Total other expense, net	(1,107,976)	(1,039,495)

LOSS BEFORE INCOME TAXES, NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(5,684,521)	(4,135,820)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST AND DISCONTINUED OPERATIONS	(5,684,521)	(4,135,820)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	–	(278,463)
Gain on disposal of LP&L	–	1,852,884

INCOME FROM DISCONTINUED OPERATIONS	–	1,574,421

NET LOSS	$(5,684,521)	$(2,561,399)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$88,517	$92,021

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(5,596,004)	$(2,469,378)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted
Loss attributable to continuing operations	$(5,596,004)	$(4,043,799)
Net loss per common share - basic and diluted	$(0.02)	$(0.02)

Net loss attributable to Premier Holding Corporation per share - basic and diluted
Loss from discontinued operations	–	(278,463)
Net loss per common share from discontinued operations - basic and diluted	–	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	257,985,211	190,636,022

See accompanying notes which are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statement of Changes in Shareholder's Equity

							Additional
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance December 31, 2014	200,000	$20	–	$–	181,567,085	$18,157	$23,886,440
Common stock issued for cash					16,275,876	1,627	794,348
Common stock issued for services					2,557,889	256	167,833
Options and warrants issued for services							431,010
Warrants issued with convertible notes payable							616,140
Preferred stock issued for services			250,000	25			202,975
Options exercised for accounts payable					4,000,000	400	9,600
Minority Interest in Subsidiary
Disposal of Lexington
Net Loss attributable to Premier
Balance December 31, 2015	200,000	$20	250,000	$25	204,400,850	$20,440	$26,108,346
Common stock issued for cash					106,948,320	10,695	5,475,713
Common stock issued for convertible notes					32,562,500	3,256	1,299,244
Common stock issued for services					15,942,858	1,594	1,025,855
Cancellation of common stock					(1,014,307)	(101)	101
Warrants issued with convertible notes payable							70,398
Resolution of derivative liabilities to due debt conversions							729,000
Minority Interest in Subsidiary
Net Loss attributable to Premier
Balance December 31, 2016	200,000	$20	250,000	$25	358,840,221	35,884	34,708,657

See accompanying notes which are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

Consolidated Statement of Changes in Shareholder's Equity (continued)

	Common	Common Stock	Non-Controlling
	Stock	Subscription	Interest in	Treasury	Accumulated
	Payable	Payable	Subsidiary	Stock	Deficit	Total
Balance December 31, 2014	$289,060	$(10,495)	$(499,702)	$(869,000)	$(21,326,640)	$1,487,840
Common stock issued for cash	(285,060)	10,495				521,410
Common stock issued for services						168,089
Options and warrants issued for services						431,010
Warrants issued with convertible notes payable						616,140
Preferred stock issued for services						203,000
Options exercised for accounts payable						10,000
Minority Interest in Subsidiary			(92,021)			(92,021)
Disposal of Lexington			215,861			215,861
Net Loss attributable to Premier					(2,469,378)	(2,469,378)
Balance December 31, 2015	$4,000	$–	$(375,862)	$(869,000)	$(23,796,018)	1,091,951
Common stock issued for cash						5,486,408
Common stock issued for convertible notes						1,302,500
Common stock issued for services						1,027,449
Cancellation of common stock	–		–			–
Warrants issued with convertible notes payable						70,398
Resolution of derivative liabilities to due debt conversions						729,000
Minority Interest in Subsidiary			(88,517)			(88,517)
Net Loss attributable to Premier					(5,596,004)	(5,596,004)
Balance December 31, 2016	4,000	–	(464,379)	(869,000)	(29,392,022)	4,023,185

See accompanying notes which are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,684,521)	$(2,561,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of LP&L	–	(1,852,883)
Shares based payments issued for services	1,027,449	301,089
Gain on change in fair value of derivative liability	(827,000)	140,000
Warrants and options issued for services	–	431,010
Depreciation and amortization expense	42,797	10,020
Amortization of debt discounts	1,540,303	602,320
Changes in operating assets and liabilities:
Accounts receivable	(13,297)	(145,575)
Prepaid expenses	(46,356)	(80,795)
Inventory	61,987	(82,533)
Accounts payable and accrued liabilities	(103,538)	(150,132)
Net cash used in operating activities	(4,002,176)	(3,388,878)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of equipment	(76,699)	(89,205)
Asset purchase	(188,652)	–
Net cash provided by discontinued operations	–	438,991
Net cash provided by (used in) investing activities	(265,351)	349,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	(116,993)	(31,152)
Proceeds from notes payable	44,889	90,668
Proceeds from sale of common stock	5,486,408	521,410
Proceeds from convertible notes payable	295,000	2,228,800
Payment of lawsuit liability	(26,000)	(48,000)

Net cash provided by financing activities	5,683,304	2,761,726

NET CHANGE IN CASH	1,415,777	(277,366)
CASH AT BEGINNING OF PERIOD	395,726	673,092
CASH AT END OF PERIOD	$1,811,503	$395,726

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$422,102	$245,573
Income taxes	$–	$–
Non-cash investing and financing activities:
Stock options exercised for accounts payable - related party	$–	$10,000
Series B Preferred stock issued for accounts payable - related party	$–	$70,000
Debt discount due to warrants included with convertible notes	$70,398	$892,000
Debt discount due to derivative liabilities	$546,000	$–
Debt discount in excess of debt charged to interest expense	$444,000	$–
Resolution of derivative liabilities to due debt conversions	$729,000	$–
Common stock issued for conversion of debt	$1,302,500	$–
Common stock returned to treasury	$101	$–

See accompanying notes which are an integral part of these consolidated financial statements.

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

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment and additional $62,873 costs towards the acquisition as a deposit of $187,873 on the balance sheet as of December 31, 2016.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Holding Corporation, E3 and TPC as of and for the years ended December 31, 2016 and 2015. All significant intercompany transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company does not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of December 31, 2016, and 2015, the balance of allowance for bad debts was $100,000 and $51,000, respectively.

Inventory

Inventory is stated at the lower of cost or market. At December 31, 2016, inventory consists of raw materials.

Equipment

Equipment consists of a vehicles and computer equipment and is recorded at cost less accumulated depreciation. The Company’s equipment is amortized on a straight-line basis over its estimated life, generally three to five years.

Non-controlling Interest

Non-controlling interests in TPC is recorded as a component of our equity, separate from the parent’s equity. Purchase or sales of equity interests that do not result in a change of control are accounted for as equity transactions. Results of operations attributable to the non-controlling interest are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings. The Company maintains an 80% limited interest in TPC and the remaining 20% non-controlling interest is held by TPC’s members. Due to the termination of the LP&L Agreement, Premier disposed the 15% original non-controlling interest from LP&L in the amount of $215,861 which is included in gain on disposal of LP&L.

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2016, the Company has 1,650,000 stock options outstanding and 227,271,136 warrants outstanding. As of December 31, 2015, the Company had 1,650,000 stock options outstanding and 12,428,629 warrants outstanding.

As of December 31, 2016 and 2015, the Company had 450,000 and 450,000 shares of Preferred Stock outstanding, respectively. Net convertible debt as of December 31, 2016 and 2015 was $1,252,887 and $1,780,482, respectively, and is convertible between three months to one year from the original loan agreement date.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability - December 31, 2015	$–	$–	$1,484,000	$1,484,000

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – December 31, 2016	$–	$–	$918,000	$918,000

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

The Company did not record an impairment loss on goodwill for the years ended December 31, 2016 or 2015.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2016, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its consolidated financial statements.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2016, the Company had an accumulated deficit of $29,392,022. During the years ended December 31, 2016 and 2015, the Company incurred operating losses of $4,576,545 and $3,096,325, respectively, and used cash in operating activities of $4,002,955 and $3,388,878, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 4 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of December 31, 2016 and 2015:

The Power Company USA, LLC
Balances at January 1, 2015:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2015:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2016:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the year ended December 31, 2016 is $300,000.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into share of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date fall, unless an election is made for repayment in cash One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the year ended December 31, 2016, a total of $612,000 of these notes were converted into shares of common stock, with a total of $746,500 of these notes remaining as of December 31, 2016.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through December 31, 2016, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $236,666. The total debt discount recorded during the year ended December 31, 2016 and 2015 was $70,398 and $616,138, respectively. Interest expense related to the amortization of this debt discount for the years ended December 31, 2016 and 2015 was $196,262 and $105,827, respectively. During the year ended December 31, 2016, a total of $690,500 of these notes were converted into shares of common stock, with a total of $1,384,300 of these notes remaining as of December 31, 2016.

During the year ended December 31, 2016, the total of all notes converted was $1,302,500, with the holders receiving an aggregate of 32,562,500 shares of common stock.

During the years ended December 31, 2016 and 2015, the Company recorded interest expense of $1,934,976 and $899,495, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $918,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of December 31, 2016. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended December 31, 2016, was $238,194. Additionally, $444,000 of debt discount was charged to interest expense during the year ended December 31, 2016, representing the amount of debt discount in excess of the convertible debt. A total of $514,067 of the debt discount was charged to interest expense during the year ended December 31, 2016 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.051 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock – 126.6%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of December 31, 2016:

•	The value of a share of Company stock on December 31, 2016, the measurement date - $0.0650 (per the over-the-counter market quotes);
•	Conversion price - $0.0495, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended December 31, 2016; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0495.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2015	$1,484,000
Change in fair value of derivative liability	(827,000)
Derivative on new loans	990,000
Reduction due to debt conversions	(729,000)
Derivative liability as of December 31, 2016	$918,000

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2016, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

The Company determined that the fair value of the 250,000 shares of Series B Stock was approximately $203,000, and recorded the excess amount of approximately $133,000 over the purchase price of $70,000 as compensation expense for the year ended December 31, 2015.

Common Stock

During the year ended December 31, 2015, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,275,876 shares of its common stock in the aggregate amount of $795,975.

During the year ended December 31, 2016, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 106,948,320 shares of its common stock in amount of $5,486,407. The Company issued 32,562,500 shares of common stock for the conversion of convertible notes totaling $1,302,500. Additionally, approximately 1,000,000 shares of common stock were cancelled and returned to the treasury.

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

(1) Recognized as reduction of debt.

During the year ended December 31, 2016, 15,942,858 shares of common stock were issued for consulting services valued at $0.052 to $0.077 per share, based upon the fair value of the common stock on the measurement date totaling $1,027,450, which was recognized immediately as general and administrative expense.

Options for Common Stock

A summary of option activity for the years ended December 31, 2016 and 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	6,000,000	$0.02	4.17	$–
Granted	–	–	–	–
Exercised	(4,000,000)	–	–	–
Canceled/forfeited/expired	(350,000)	0.06	–	–
Outstanding at December 31, 2015	1,650,000	0.04	4.53	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2016	1,650,000	$0.04	3.52	–
Options vested and exercisable at December 31, 2016	1,650,000	$0.04	3.52	–

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

In addition, the Company agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. The Company recorded $0 and $355,725 as his stock based compensation related to the stock options for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2015, $872,316 had been recorded as his stock based compensation related to the stock options, with $0 unrecognized cost related to the stock options remaining. On October 8, 2015, Mr. Letcavage exercised 4,000,000 options for common stock at an aggregate price of $10,000, which was paid through the reduction of accounts payable owed Mr. Letcavage.

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

Warrants for Common Stock

A summary of warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	2,793,694	0.157	1.10	–
Granted	12,428,629	0.194	2.58	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(2,793,694)	–	–	–
Warrants vested and exercisable at December 31, 2015	12,428,629	$0.194	2.58	–

Granted	219,802,470	0.086	1.44	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,959,963)	1.94	1.66	–
Outstanding at December 31, 2016	227,271,136	$0.089	1.44	–
Warrants vested and exercisable at December 31, 2016	227,271,136	$0.089	1.44	–

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

During the year ended December 31, 2016, the Company issued 1,966,650 warrants included with certain convertible notes payable (see Note 4) with a value of $70,397. The Company valued the warrants using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, years to maturity of 3 years, risk free rates of between 0.85 and 1.31 percent, and annualized volatility of between 124% and 130%.

During the year ended December 31, 2016, the Company issued 217,835,820 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016 and 2015, Mr. Letcavage (directly or through related entities) recorded $292,000 and $290,000, respectively as compensation for his role as our CEO and CFO in accordance with his Employment Agreement dated January 1, 2014. The following tables outline the related parties associated with the Company and amounts due for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

	December 31, 2016	December 31, 2015
iCapital Advisory – Consulting fees	$31,467	$75,543
Jamp Promotion – Commissions	90,500	90,500
Mason Ventures and Sebo Services – Loans	–	5,038
	$121,967	$171,081
Related party receivable - Mason Ventures and Sebo Services	$67,879	–

During the year ended December 31, 2016, we received loans from Mason Ventures of approximately $710,453 and repaid approximately $783,370. During the year ended December 31, 2015, we received loans from Mason Ventures of approximately $670,000 and repaid approximately $700,000. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) as of December 31, 2016, it would not be absorbed by Premier Holding Corporation.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65-month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Whitaker Energy, LLC

In 2013, Whitaker Energy, LLC (“Whitaker”) filed a civil action the Superior Court of Dekalb County, State of Georgia, Case No. 13-CV8610-6, against TPC and the Company alleging that TPC is in default under its obligations to Whitaker under a promissory note pursuant to which Whitaker loaned TPC $150,000 in 2012 concurrent with Whitaker’s purchase of a membership interest in TPC. Under the terms of the loan between TPC and Whitaker, TPC owed a monthly payment to Whitaker, the amount of which varies each month and is based on the number of contracts TPC enters into from door-to-door sales and call centers. TPC and Whitaker dispute the number of contracts entered into by TPC after certain adjustments and charge-backs from cancellation of contracts by consumers. Under the complaint, Whitaker seeks to recover $93,080 of principal under the loan, plus prejudgment interest in the amount of $9,184 and reasonable attorneys’ fees and expenses of the litigation. In addition, Whitaker seeks an order from the court for access to TPC’s books and records. TPC and the Company dispute the claim by Whitaker that TPC is in default under the loan between TPE and Whitaker. As of April 23, 2014, the parties to the litigation have negotiated a settlement of the litigation which would include a monthly payment by TPC to Whitaker of $4,000 in payment of the principal and accrued interest. Under the terms of the settlement, Whitaker will recover a total of $110,000 plus interest on unpaid amounts. As of December 31, 2016, the Company has made payments totaling $110,000, with no remaining balance due at December 31, 2016.

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

NOTE 12 – INCOME TAXES

Net deferred tax assets consist of the following:

	December 31,	December 31,
	2016	2015

Deferred tax assets	11,880,000	10,310,000
Valuation allowance	(11,880,000)	(10,310,000)
Net deferred tax asset	$–	$–

Deferred tax assets consist primarily of net operating loss carryforwards, stock options issued for services and impairment expense. Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase in the valuation allowance of approximately $1,700,000 during the year ended December 31, 2016 primarily represents the benefit of the change in net operating loss carry-forwards and change of fair value of the derivative liability during the period. The increase in the valuation allowance of approximately $400,000 during the year ended December 31, 2015 primarily represents the benefit of the change in net operating loss carry-forwards during the period. As of December 31, 2016, our estimated net operating loss carry-forward is approximately $24,000,000 and will expire beginning in 2032 through 2036. Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s predecessor operated as an entity exempt from federal and state income taxes. The Company has not yet filed tax returns for 2013, 2014, 2015 and 2016, which are subject to examination.

NOTE 13 - SUBSEQUENT EVENTS

From January through March 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 12,472,502 shares of its common stock in the aggregate amount of $643,700.

From January through March 2017, the Company received an aggregate of $820,134 from accredited investors for the sale of 12,734,471 shares of common stock of which shares have not yet been issued as of the date of this filing.

