Form 10-Q
period 2017-03-31
PREMIER HOLDING CORP.
filed 2017-05-19
CIK 1030916

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

As of May 19, 2017, there were 397,885,682 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,175,811	$1,811,503
Accounts receivable, net	377,912	458,140
Prepaid expenses	156,916	148,774
Inventory	28,216	20,546
Related party receivable - managing director	67,879	67,879
Total current assets	2,806,734	2,506,842

Equipment, net	156,228	168,647
Goodwill	4,000,000	4,000,000
Intangible asset, net	125,000	188,652
Total assets	$7,087,962	$6,864,141

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$474,797	$404,545
Accounts payable - related party	92,007	121,967
Convertible note, net	1,063,132	1,252,887
Notes payable	136,592	143,557
Derivative liability	660,000	918,000
Total liabilities	2,426,528	2,840,956

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of December 31, 2016 and 2015, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of December 31, 2016 and 2015, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 397,885,682 and 358,840,221 shares issued and outstanding as of December 31, 2016 and 2015, respectively	39,789	35,884
Common stock to be issued	1,231,690	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	37,721,114	34,708,657
Accumulated deficit	(32,968,157)	(29,392,022)
Total Premier Holding Corporation stockholders' equity	5,155,481	4,487,564
Non-controlling interest	(494,047)	(464,379)
Total stockholders' equity	4,661,434	4,023,185
Total liabilities and stockholders' equity	$7,087,962	$6,864,141

The accompanying footnotes are an integral part of these financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

REVENUE:
TPC commission revenue	$654,364	$1,092,692
Product revenue	2,515	72,309
Total revenue	656,879	1,165,001

COST OF SALES	3,214	51,488

GROSS PROFIT	653,665	1,113,513

OPERATING EXPENSES:
Selling, general and administrative	4,310,195	2,151,863

Total operating expenses	4,310,195	2,151,863

OPERATING LOSS	(3,656,530)	(1,038,350)

OTHER INCOME (EXPENSE):
Interest expense	(207,273)	(410,176)
Gain on change in fair value of derivative liability	258,000	265,000
Total other expense, net	50,727	(145,176)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(3,605,803)	(1,183,526)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(3,605,803)	(1,183,526)

NET LOSS	$(3,605,803)	$(1,183,526)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$29,668	$13,566

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(3,576,135)	$(1,169,960)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	364,588,043	211,994,739

The accompanying footnotes are an integral part of these financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,605,803)	$(1,183,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares based payments issued for services	1,585,672	440,608
Gain on change in fair value of derivative liability	(258,000)	(265,000)
Warrants and options issued for services	808,356	–
Depreciation and amortization expense	12,419	10,020
Amortization of debt discounts	131,745	293,418
Changes in operating assets and liabilities:
Accounts receivable	80,228	(58,549)
Prepaid expenses	(8,142)	(104,600)
Inventory	(7,670)	174
Accounts payable and accrued liabilities	133,905	(96,118)
Net cash used in operating activities	(1,127,290)	(963,573)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchase of equipment	–	(1,056)
Net cash used in investing activities	–	(1,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	(29,960)	(11,468)
Payments for notes payable	(6,965)	(7,694)
Proceeds from common stock payable	713,933	–
Proceeds from sale of common stock	814,590	804,401
Proceeds from convertible notes payable	–	285,000
Payment of lawsuit liability	–	(8,000)
Net cash provided by financing activities	1,491,598	1,062,239

NET CHANGE IN CASH	364,308	97,610
CASH AT BEGINNING OF PERIOD	1,811,503	395,726
CASH AT END OF PERIOD	$2,175,811	$493,336

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$84,357	$165,550
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$–	$68,233
Debt discount due to derivative liabilities	$–	$235,000
Debt discount in excess of debt charged to interest expense	$–	$173,000
Common stock issued for conversion of debt	$321,500	$–

The accompanying footnotes are an integral part of these financial statements.

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

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and was adding between 1,000 and 3,000 clients per month. By 2015 and 2016, TPC added an average of 5,000 clients per month, and the Company expects this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of March 31, 2017.

As used in this quarterly report and unless otherwise indicated, the term “Company” refers to Premier Holding Corporation and the Company’s Subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 (including the notes thereto) set forth on Form 10-K.

During the three months ended March 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2017, the Company had an accumulated deficit of $32,968,157. For the three months ended March 31, 2017 and 2016, the Company incurred operating losses of $3,656,530 and $1,038,350, respectively, and used cash in operating activities of $1,127,290 and $963,573, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill as of March 31, 2017 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2016:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2016:	4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at March 31, 2017:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the three months ended March 31, 2017 is $75,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into share of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date fall, unless an election is made for repayment in cash one year from the contract date. In the event such election is made, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the three months ended March 31, 2017, a total of $10,000 of these notes were converted into shares of common stock, with a total of $736,500 of these notes remaining as of March 31, 2017.

The Company analyzed the conversion option of the notes for derivative accounting consideration under ASC 815-15, Derivatives and Hedging and determined that the instrument should be classified as a liability once the conversion option becomes effective after one year due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options for the notes issued (see Note 5).

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through March 31, 2017, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $155,284. The total debt discount recorded during the three months ended March 31, 2017 and 2016 was $0 and $68,233, respectively. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2017 and 2016 was $39,836 and $55,591, respectively. During the three months ended March 31, 2017, a total of $311,500 of these notes were converted into shares of common stock, with a total of $1,072,800 of these notes remaining as of March 31, 2017.

During the three months ended March 31, 2017, the total of all notes converted was $321,500, with the holders receiving an aggregate of 8,037,500 shares of common stock. The net balance of all notes as of March 31, 2017 of $1,063,132 reflects total notes of $1,809,300, net of debt discounts of $155,284 and $590,884 (see Note 5).

During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $207,273 and $410,176, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $660,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of March 31, 2017. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet at March 31, 2017 with an unamortized balance of $590,884. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2017, was $50,363. Additionally, $0 of debt discount was charged to interest expense during the three months ended March 31, 2017, representing the amount of debt discount in excess of the convertible debt. A total of $0 of the debt discount was charged to interest expense during the three months ended March 31, 2017 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.051 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock – 122.8%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of March 31, 2017:

•	The value of a share of Company stock on March 31, 2017, the measurement date - $0.0740 (per the over-the-counter market quotes);
•	Conversion price - $0.0614, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended March 31, 2017; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0614.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2016	$918,000
Change in fair value of derivative liability	(258,000)
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of March 31, 2017	$660,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2017, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

On March 31, 2014, the Board of Directors of the Company approved the creation of a Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”). On April 1, 2014, the Company filed a Certificate of Designation for the Company’s Series A Preferred Stock in Nevada of which the Company is authorized to issue up to 7,000,000 shares with a par value of $0.0001 per share. In general, each share of Series A Preferred Stock has no voting or dividend rights, a stated value of $1.00 per share (the “Stated Value”), and is convertible three months after issuance into common stock at the conversion price equal to one-tenth (1/10) of the Stated Value, or at $0.10 per common share.

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

Common Stock

During the three months ended March 31, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,522,627 shares of its common stock in amount of $814,590. Additionally, 14,485,334 shares of common stock were issued for consulting services valued at $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $1,071,915, which was recognized immediately as general and administrative expense. The Company issued 8,037,500 shares of common stock for the conversion of convertible notes totaling $321,500.

The Company also received proceeds of $713,933 from accredited investors for the purchase and sale of 10,281,902 shares of common stock not yet issued as of the date of this filing. Additionally, the Company plans to issue 4,624,247 shares of common stock with a fair value of $513,757 to a consultant for services earned and expensed in full in selling, general and administrative expense during the three months ended March 31, 2017. The value of these shares is reflected in common stock to be issued as of March 31, 2017.

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

Options for Common Stock

A summary of option activity as of March 31, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2016	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at March 31, 2017	1,650,000	0.04	3.28	–
Options vested and exercisable at March 31, 2017	1,650,000	$0.04	3.28	$–

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

Warrants for Common Stock

A summary of warrant activity as of March 31, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	12,428,629	$0.194	2.58	$–
Granted	219,802,470	0.086	1.44	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,959,963)	1.94	1.66	–
Warrants vested and exercisable at December 31, 2016	227,271,136	0.089	1.44	–

Granted	72,525,012	0.080	1.30	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(42,936,661)	0.091	–	–
Outstanding at March 31, 2017	256,859,487	0.087	1.43	–
Warrants vested and exercisable at March 31, 2017	256,859,487	$0.087	1.43	$–

During the three months ended March 31, 2017, the Company issued 43,980,252 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

During the three months ended March 31, 2017, the Company issued 28,544,760 warrants to consultants for services, with exercise prices ranging from $0.07 to $0.10, and an expiration date of one year. The Company recorded expense of $808,356 related to these warrants which is included in selling, general and administrative expense for the three months ended March 31, 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017 and 2016, Mr. Letcavage (directly or through related entities) recorded $79,860 and $60,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

Amounts due to related parties	March 31, 2017	December 31 2016
iCapital Advisory – consulting fees	$1,507	$31,467
Jamp Promotion – commissions	90,500	90,500
Mason Ventures and Sebo Services – net loans	–	–
	$92,007	$121,967

Related party receivable - Mason Ventures and Sebo Services	$67,879	$67,879

During the three months ended March 31, 2017, the Company received loans from Mason Ventures of approximately $0 and repaid $0. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the three months ended March 31, 2017, it would not be absorbed by Premier Holding Corporation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

From April 2017 through May 19, 2017, the Company received proceeds of $62,000 from accredited investors for the purchase and sale of 1,550,000 shares of common stock not yet issued as of the date of this filing. The shares were sold at $0.04 per common share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements made in this Quarterly Report on Form 10-Q include statements about:

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

We were incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, we commenced limited operations which were discontinued in 1990. Thereafter and through 2012, we reorganized and, on several occasions, sought to merge with or acquire certain active private companies or operations, all of which were terminated or resulted in discontinued negotiations. We have been organized as a holding company that provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies to our subsidiaries. Our common stock is quoted on the OTC Markets Group Inc., QB tier (“OTCQB”), under the symbol “PRHL”.

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

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and was adding between 1,000 and 3,000 clients per month. By 2015 and 2016, TPC added an average of 5,000 clients per month, and the Company expects this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

As a result of our acquisitions, today we provide an array of energy services through E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of March 31, 2017.

Business Overview

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

In 2016 E3 signed an agreement with Sustainability Partners (“SP”) to generate leads for SP’s unique “Sustainability-as-a-Services” business model. The model involves SP providing all technology, labor and maintenance at no up-front costs, and the agreement is to place pre-agreed rate onto the existing utility bill. If there is no consumption, there is no bill, and all maintenance is the responsibility of SP. This appears as a month-to-month fee, with no long-term obligation. There are additional features and conditions. This is very different from the ESCO (typically “shared savings” for an extended time, sometimes in perpetuity), lease, and PACE (costs placed on property taxes over time) programs, with less risk and more benefits to the client. In this agreement, E3 receives a commission on the entire sustainability project, which can be much larger than a lighting project, and the majority of the work is performed by SP. E3 expects that the volume of sales could increase due to the reduced efforts required by E3 on each sale. E3 is building a network of lead generators in support of this program.

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

AIC’s Business

The primary value that AIC will add to the Company is that it enables customers to recognize immediate savings via lowering their electricity bills by supplying energy marketing firms with a more competitive platform to access electricity contracts and support. Through the Company’s ownership of TPC, this creates a built-in strategic partnership for the states that TPC is already licensed in to broker power, including Connecticut, District of Columbia, Delaware, Illinois, Maine, Massachusetts, Maryland, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. AIC will have to obtain state, local, utility and other approvals in order to supply power in these several states, but pending such approvals, AIC may benefit from TPCs existing database of over 200,000 current and past clients to “jumpstart” its progress. We anticipate that half of all contracts written by TPC could be supplied by AIC.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended March 31, 2017 and 2016 are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenues	$656,879	$1,165,001
Cost of revenues	3,214	51,488
Gross profit	653,665	1,113,513
Selling, general and administrative expenses	4,310,195	2,151,863
Operating loss	$(3,656,530)	$(1,038,350)

The decrease in revenue for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is due primarily to a reduction in residential and call center revenue from our TPC subsidiary.

The increase in selling, general and administrative expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016 is due primarily to an increase in stock based compensation paid to consultants for services.

Other Income (Expense)

	Three Months Ended March 31,
	2017	2016
Interest expense	$(207,273)	$(410,176)
Gain (loss) on change in fair value of derivative liability	258,000	265,000
Total	$50,727	$(145,176)

The decrease in other expense for the three months ended March 31, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Current assets	$2,806,734	$2,506,842
Current liabilities	(2,426,528)	2,840,956
Working capital	$380,206	$(334,114)

The increase in working capital is due primarily from an increase in cash from the sale of the Company’s common stock, as well as a reduction in convertible notes and the related derivative liability due to notes converted to common stock.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,127,290)	$(963,573)
Net cash used in investing activities	–	(1,056)
Net cash provided by financing activities	1,491,598	1,062,239
Change in cash	$364,308	$97,610

The increase in cash used in operating activities was due primarily to a decrease in commercial and call center revenue at our TPC subsidiary for the three months ended March 31, 2017 as compared to the same period in 2016.

The increase in cash from financing activities was due primarily to increased proceeds from the sale of common stock for the three months ended March 31, 2017 as compared to the same period in 2016.

Private Placement Offering

During the three months ended March 31, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,522,627 shares of its common stock in amount of $814,590. The Company also received proceeds of $713,933 from accredited investors towards the sale of 10,281,902 shares of common stock not yet issued as of the date of this filing.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the three months ended March 31, 2017.

Convertible Notes Payable

During the three months ended March 31, 2017, the Company did not issue any new convertible notes.

During the three months ended March 31, 2017, the Company issued 8,037,500 shares of its common stock for the conversion of convertible notes totaling $321,500.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of March 31, 2017, the Company had an accumulated deficit of $32,968,157. During the three months ended March 31, 2017, the Company incurred operating losses of $3,656,530 and used cash in operating activities of $1,127,290. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our operations and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and increasing revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and convertible loans that have enabled us to fund our operations, these funds have been largely used to supplement our working capital, although additional funds are needed for other corporate operational and working capital purposes. At this time and at our current burn rate, we have sufficient capital to fund our operations for the next 6 months. However, once we begin operations at AIC, we expect to need additional capital to be able to purchase power and pay commissions. At this time, we have not determined the amount that may be needed. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer), who also serves as our chief financial officer (principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of March 31, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)	Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii)	Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)	Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and, as resources allow, expect to implement changes in the next fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as resources allow.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened, except as noted below:

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2016, as filed on March 31, 2017, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 16,522,627 shares of its common stock in amount of $814,590. The Company also received proceeds of $713,933 from accredited investors for the purchase and sale of 10,281,902 shares of common stock not yet issued as of the date of this filing. Additionally, 14,485,344 shares of common stock were issued for consulting services valued at $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $1,071,915, which was recognized immediately as general and administrative expense. The Company issued 8,037,500 shares of its common stock for the conversion of convertible notes totaling $321,500.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to an exhibit to a registration statement on Form S-1)
3.2	Bylaws (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2016, as filed on March 31, 2017)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data Files
101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

Date: May 19, 2017

