Form 10-Q
period 2017-06-30
PREMIER HOLDING CORP.
filed 2017-08-14
CIK 1030916

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2017, there were 418,452,169 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,556,526	$1,811,503
Accounts receivable, net	483,338	458,140
Prepaid expenses	177,068	148,774
Inventory	28,216	20,546
Related party receivable - managing director	52,429	67,879
Total current assets	2,297,577	2,506,842

Equipment, net	144,266	168,647
Goodwill	4,000,000	4,000,000
Intangible asset, net	125,000	188,652
Total assets	$6,566,843	$6,864,141

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$404,126	$404,545
Accounts payable - related party	149,550	121,967
Convertible note, net	1,144,844	1,252,887
Notes payable	130,291	143,557
Derivative liability	544,000	918,000
Total liabilities	2,372,811	2,840,956

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of June 30, 2017 and December 31, 2016 , respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 418,939,169 and 358,840,221 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	41,894	35,884

Common stock to be issued	797,333	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	38,606,765	34,708,657
Accumulated deficit	(33,888,384)	(29,392,022)
Total Premier Holding Corporation stockholders' equity	4,688,653	4,487,564
Non-controlling interest	(494,621)	(464,379)
Total stockholders' equity	4,194,032	4,023,185
Total liabilities and stockholders' equity	$6,566,843	$6,864,141

See accompanying notes to unaudited consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE:
TPC commission revenue	$760,189	$1,202,322	$1,414,553	$2,295,014
Product revenue	–	151,412	2,515	223,721
Total revenue	760,189	1,353,734	1,417,068	2,518,735

COST OF REVENUE	150	187,797	3,364	239,285

GROSS PROFIT	760,039	1,165,937	1,413,704	2,279,450

OPERATING EXPENSES:
Selling, general and administrative	1,637,636	2,533,607	5,947,831	4,685,470

Total operating expenses	1,637,636	2,533,607	5,947,831	4,685,470

OPERATING LOSS	(877,597)	(1,367,670)	(4,534,127)	(2,406,020)

OTHER INCOME (EXPENSE):
Interest expense	(159,203)	(406,750)	(366,476)	(816,926)
Gain on change in fair value of derivative liability	116,000	(69,000)	374,000	196,000
Total other expense, net	(43,203)	(475,750)	7,524	(620,926)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(920,800)	(1,843,420)	(4,526,603)	(3,026,946)

Income taxes	–	–	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(920,800)	(1,843,420)	(4,526,603)	(3,026,946)

NET LOSS	$(920,800)	$(1,843,420)	$(4,526,603)	$(3,026,946)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$574	$375,862	$30,242	$42,849

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(920,226)	$(1,467,558)	$(4,496,361)	$(2,984,097)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	404,003,029	226,835,109	384,404,417	219,496,464

See accompanying notes to unaudited consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,526,603)	$(3,026,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–
Shares based payments issued for services	2,429,428	959,099
Gain on change in fair value of derivative liability	(374,000)	(196,000)
Warrants and options issued for services	808,356	–
Depreciation and amortization expense	24,381	17,928
Amortization of debt discounts	213,457	578,857
Loss (gain) on extinguishment of debt	–	–
Changes in operating assets and liabilities:
Accounts receivable	(25,198)	28,259
Prepaid expenses	(28,294)	(12,703)
Inventory	(7,670)	62,431
Accounts payable and accrued liabilities	63,233	(42,735)
Net cash used in operating activities	(1,422,910)	(1,631,810)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	–	(5,500)
Purchase of subsidiary - AIC, LLC	–	(125,000)
Net cash used in investing activities	–	(130,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	43,033	(96,076)
Payments for notes payable	(13,266)	(14,428)
Proceeds from common stock payable	279,576	25,000
Proceeds from sale of common stock	858,590	1,517,401
Proceeds from convertible notes payable	–	295,000
Payment of lawsuit liability	–	(18,000)

Net cash provided by financing activities	1,167,933	1,708,897

NET CHANGE IN CASH	(254,977)	(53,413)
CASH AT BEGINNING OF PERIOD	1,811,503	395,726
CASH AT END OF PERIOD	$1,556,526	$342,313

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$146,987	$286,545
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$–	$70,398
Debt discount due to derivative liabilities	$–	$400,000
Debt discount in excess of debt charged to interest expense	$–	$327,000
Resolution of derivative liabilities to due debt conversions	$–	$–
Common stock issued for conversion of debt	$321,500	$–
Common stock returned to treasury	$–	$101

See accompanying notes to unaudited consolidated financial statements.

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

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC was subject to FERC approval, which was granted in February 2017. AIC is expected to begin supplying power to our customers and will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of June 30, 2017.

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

During the six months ended June 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2017, the Company had an accumulated deficit of $33,888,384. For the six months ended June 30, 2017 and 2016, the Company incurred operating losses of $4,534,127 and $2,406,020, respectively, and used cash in operating activities of $1,422,910 and $1,631,810, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity which may be on less favorable terms, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill as of June 30, 2017 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2016:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2016:	4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at June 30, 2017:	$4,000,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the six months ended June 30, 2017 is $150,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date falls, unless an election is made for repayment in cash one year from the contract date. In the event such an election is made, the holders may convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the six months ended June 30, 2017, a total of $10,000 of these notes were converted into shares of common stock, with a total of $817,000 of these notes remaining as of June 30, 2017.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2018 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through June 30, 2017, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $124,495. The total debt discount recorded during the six months ended June 30, 2017 and 2016 was $0 and $70,398, respectively. Interest expense related to the amortization of this debt discount for the six months ended June 30, 2017 and 2016 was $70,626 and $113,618, respectively. During the six months ended June 30, 2017, a total of $311,500 of these notes were converted into shares of common stock, with a total of $992,300 of these notes remaining as of June 30, 2017.

During the six months ended June 30, 2017, the total of all notes converted was $321,500, with the holders receiving an aggregate of 8,037,500 shares of common stock. The net balance of all notes as of June 30, 2017 of $1,144,844 reflects total notes of $1,809,300, net of debt discounts of $124,495 related to the warrants and $539,961 related to the derivative liability (see Note 5).

During the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $366,476 and $816,926, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $544,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of June 30, 2017. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet at June 30, 2017 with an unamortized balance of $539,961. Interest expense related to the amortization of this debt discount for the six months ended June 30, 2017, was $101,286. Additionally, $0 of debt discount was charged to interest expense during the six months ended June 30, 2017, representing the amount of debt discount in excess of the convertible debt. A total of $0 of the debt discount was charged to interest expense during the six months ended June 30, 2017 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.051 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock ranging from 126.6% – 131.7%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of June 30, 2017:

•	The value of a share of Company stock on June 30, 2017, the measurement date - $0.0598 (per the over-the-counter market quotes);
•	Conversion price - $0.0462, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended June 30, 2017; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0462.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2016	$918,000
Change in fair value of derivative liability	(374,000)
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of June 30, 2017	$544,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2017, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

Common Stock

During the six months ended June 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 24,633,448 shares of its common stock in amount of $858,590. Additionally, 27,428,000 shares of common stock were issued for consulting services valued at $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $2,429,428, which was recognized immediately as general and administrative expense. The Company issued 8,037,500 shares of common stock for the conversion of convertible notes totaling $321,500.

The Company has received proceeds of $797,333 from accredited investors ($279,576 received during the six months ended June 30, 2017) for the purchase and sale of 12,266,902 shares of common stock not yet issued as of the date of this filing. The value of these shares is reflected in common stock to be issued as of June 30, 2017.

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

Options for Common Stock

A summary of option activity as of June 30, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2016	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at June 30, 2017	1,650,000	0.04	3.03	–
Options vested and exercisable at June 30, 2017	1,650,000	$0.04	3.03	$–

On June 30, 2014, the Board of Directors of the Company approved a new employment agreement with the Company’s Chief Executive Officer, Randy Letcavage (the “Employment Agreement”). The Employment Agreement has a retroactive effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options for 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options have vested at the following rate:

•	1,000,000 (one million) shares of common stock on the Commencement Date (January 1, 2014);
•	1,000,000 (one million) shares of common stock on the sixth (6th) month anniversary of the Commencement Date;
•	1,000,000 (one million) shares of common stock on the first anniversary of the Commencement Date;
•	1,000,000 (one million) shares of common stock on the 18th month anniversary of the Commencement Date; and
•	1,000,000 (one million) shares of common stock on the second anniversary of the Commencement Date.

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

Warrants for Common Stock

A summary of warrant activity as of June 30, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	12,428,629	$0.194	2.58	$–
Granted	219,802,470	0.086	1.44	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,959,963)	1.94	1.66	–
Warrants vested and exercisable at December 31, 2016	227,271,136	0.089	1.44	–

Granted	78,395,012	0.080	1.01	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(53,101,661)	0.089	–	–
Outstanding at June 30, 2017	252,564,487	0.086	1.22	–
Warrants vested and exercisable at June 30, 2017	252,564,487	$0.086	1.22	$–

During the six months ended June 30, 2017, the Company issued 78,395,012 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

During the six months ended June 30, 2017, the Company issued 28,544,760 warrants to consultants for services, with exercise prices ranging from $0.07 to $0.10, and an expiration date of one year. The Company recorded expense of $808,356 related to these warrants which is included in selling, general and administrative expense for the six months ended June 30, 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017 and 2016, Mr. Letcavage (directly or through related entities) earned $215,160 and $120,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

Amounts due to related parties	June 30, 2017	December 31, 2016
iCapital Advisory – consulting fees	$59,050	$31,467
Jamp Promotion – commissions	90,500	90,500
	$149,550	$121,967

Related party receivable - Mason Ventures and Sebo Services	$52,429	$67,879

During the six months ended June 30, 2017, the Company received loans from Mason Ventures of approximately $15,450 and repaid $0. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the six months ended June 30, 2017, it would not be absorbed by Premier Holding Corporation.

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

NOTE 9 – SUBSEQUENT EVENTS

From July 2017 through August 14, 2017, the Company issued 3,513,000 shares of the Company’s common stock to accredited investors for total proceeds of $140,520. The shares were sold at $0.04 per share.

On July 30, 2017, the Company issued 50,000 shares to a noteholder who converted their $2,000 convertible note at $0.04 per share.

On August 4, 2017, 4,050,000 shares of the Company’s common stock were cancelled and returned to the Company.

On June 22, 2017, the Board of Directors of the Company approved, and recommended to the holders of a majority of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”) that they approve an increase in the total number of authorized shares of the Company’s common stock from 450,000,000 to 1,400,000,000. On June 23, 2017, the Company received written consent in lieu of a meeting from the Majority Stockholders, amending the Company's Certificate of Incorporation, as amended, to this increase in authorized shares. The Company filed the amendment with the State of Nevada on August 14, 2017. As of June 30, 2017, and through this filing of the amendment on August 14, 2017, the Company may have been in violation of certain convertible note covenants due to insufficient available shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of those risks and uncertainties include, but are not limited to, the following:

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

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of June 30, 2017.

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

Corporate Developments During the Period Covered by this Report

On June 12, 2017, the Company announced the signing of a non-binding letter of intent with Ridgefield Partners, LLC, to participate in a newly created energy roll-up. The Company intends to contribute its subsidiary, TPC, and certain other assets, in exchange for an interest in a combined company that has entered into three separate letters of intent with three other entities. The Company is expected to receive approximately 20% ownership of the combined company and intend to distribute a portion of these shares to its existing shareholders upon consummation of the transaction, and then distribute the remaining shares over the course of the year following completion of the transaction.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended June 30, 2017 and 2016 are summarized as follows:

	Three Months Ended June 30,
	2017	2016
Revenues	$760,189	$1,353,734
Cost of revenues	150	187,797
Gross profit	760,039	1,165,937
Selling, general and administrative expenses	1,637,636	2,533,607
Operating loss	$(877,597)	$(1,367,670)

The decrease in revenue for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 is due primarily to a reduction in residential and call center revenue from our TPC subsidiary, and a reduction in product revenue from our E3 subsidiary.

The decrease in cost of revenue for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 is due to a reduction in product revenue from our E3 subsidiary.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 is due primarily to a decrease stock based compensation paid to consultants for services and a decrease in commissions paid at our TPC subsidiary.

Other Income (Expense)

	Three Months Ended June 30,
	2017	2016
Interest expense	$(159,203)	$(406,750)
Gain (loss) on change in fair value of derivative liability	116,000	69,000
Total	$43,203	$(475,750)

The decrease in other expense for the three months ended June 30, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the six months ended June 30, 2017 and 2016 are summarized as follows:

	Six months Ended June 30,
	2017	2016
Revenues	$1,417,068	$2,518,735
Cost of revenues	3,364	239,285
Gross profit	1,413,704	2,279,450
Selling, general and administrative expenses	5,947,831	4,685,470
Operating loss	$(4,534,127)	$(2,406,020)

The decrease in revenue for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 is due primarily to a reduction in residential and call center revenue from our TPC subsidiary, and a reduction in product revenue from our E3 subsidiary.

The decrease in cost of revenue for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 is due to a reduction in product revenue from our E3 subsidiary.

The increase in selling, general and administrative expenses for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 is due primarily to an increase in stock based compensation paid to consultants for services during the first quarter of 2017.

Other Income (Expense)

	Six Months Ended June 30,
	2017	2016
Interest expense	$(366,476)	$(816,926)
Gain (loss) on change in fair value of derivative liability	374,000	196,000
Total	$7,524	$(620,926)

The decrease in other expense for the six months ended June 30, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense, and a decrease in the derivative liability related to those convertible notes, resulting in a higher gain on the change in fair value of the derivative liability.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Current assets	$2,297,577	$2,506,842
Current liabilities	(2,372,811)	2,840,956
Working capital	$(75,234)	$(334,114)

The increase in working capital is due primarily from the reduction in convertible notes and the related derivative liability due to notes converted to common stock.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended June 30, 2017 and 2016:

	Six months Ended June 30,
	2017	2016
Net cash used in operating activities	$(1,422,910)	$(1,631,810)
Net cash used in investing activities	–	(130,500)
Net cash provided by financing activities	1,167,933	1,708,897
Change in cash	$(254,977)	$(53,413)

The decrease in cash used in operating activities was due primarily to a decrease in cash-based selling, general and administrative expenses, including commissions paid related to commercial and call center revenue at our TPC subsidiary for the six months ended June 30, 2017 as compared to the same period in 2016.

The decrease in cash from financing activities was due primarily to a decrease in proceeds from the sale of common stock and issuance of convertible notes payable for the six months ended June 30, 2017 as compared to the same period in 2016.

Private Placement Offering

During the six months ended June 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 17,622,627 shares of its common stock in amount of $858,590. The Company also received proceeds of $793,333 from accredited investors towards the sale of 12,266,902 shares of common stock not yet issued as of the date of this filing.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the six months ended June 30, 2017.

Convertible Notes Payable

During the six months ended June 30, 2017, the Company did not issue any new convertible notes.

During the six months ended June 30, 2017, the Company issued 8,037,500 shares of its common stock for the conversion of convertible notes totaling $321,500.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of June 30, 2017, the Company had an accumulated deficit of $33,888,384. During the six months ended June 30, 2017, the Company incurred operating losses of $4,534,127 and used cash in operating activities of $1,422,910. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our operations and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of June 30, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

(i)	Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

i)	Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

ii)	Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iii)	Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended June 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended June 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 17,622,627 shares of its common stock in amount of $858,590. The Company also received proceeds of $793,333 from accredited investors for the purchase of 12,226,902 shares of common stock not yet issued as of the date of this filing. Additionally, 27,428,000 shares of common stock were issued for consulting services valued at prices ranging from $0.055 to $0.074 per share, based upon the fair value of the common stock on the measurement dates totaling $1,915,672, which was recognized immediately as general and administrative expense. The Company issued 8,037,500 shares of its common stock for the conversion of convertible notes totaling $321,500.

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

Date: August 14, 2017

