Form 10-Q
period 2017-09-30
PREMIER HOLDING CORP.
filed 2017-11-20
CIK 1030916

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 20, 2017, there were 443,328,083 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,186,861	$1,811,503
Accounts receivable, net	408,832	458,140
Prepaid expenses	211,439	148,774
Inventory	29,191	20,546
Related party receivable - managing director	52,429	67,879
Total current assets	1,888,752	2,506,842

Equipment, net	134,093	168,647
Goodwill	1,915,000	4,000,000
Intangible asset, net	125,000	188,652
Total assets	$4,062,845	$6,864,141

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$410,831	$404,545
Accounts payable - related party	90,500	121,967
Convertible note, net	1,225,614	1,252,887
Notes payable	122,853	143,557
Derivative liability	387,000	918,000
Total liabilities	2,236,798	2,840,956

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of September 30, 2017 and December 31, 2016 , respectively	25	25
Common stock, $0.0001 par value, 450,000,000 shares authorized; 433,208,487 and 358,840,221 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	43,321	35,884

Common stock to be issued	613,933	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	39,419,219	34,708,657
Accumulated deficit	(36,851,715)	(29,392,022)
Total Premier Holding Corporation stockholders' equity	2,355,803	4,487,564
Non-controlling interest	(529,756)	(464,379)
Total stockholders' equity	1,826,047	4,023,185
Total liabilities and stockholders' equity	$4,062,845	$6,864,141

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE:
TPC commission revenue	$618,800	$984,676	$2,033,353	$3,279,690
Product revenue	2,527	145,730	5,042	369,451
Total revenue	621,327	1,130,406	2,038,395	3,649,141

COST OF REVENUE	–	100,457	3,364	339,742

GROSS PROFIT	621,327	1,029,949	2,035,031	3,309,399

OPERATING EXPENSES:
Selling, general and administrative	1,547,069	2,511,042	7,494,900	7,196,512
Impairment loss - goodwill	2,085,000	–	2,085,000	–

Total operating expenses	3,632,069	2,511,042	9,579,900	7,196,512

OPERATING LOSS	(3,010,742)	(1,481,093)	(7,544,869)	(3,887,113)

OTHER INCOME (EXPENSE):
Interest expense	(144,725)	(952,157)	(511,201)	(1,769,083)
Gain on change in fair value of derivative liability	157,000	462,000	531,000	658,000
Total other expense, net	12,275	(490,157)	19,799	(1,111,083)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(2,998,467)	(1,971,250)	(7,525,070)	(4,998,196)

Income taxes	–	–	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(2,998,467)	(1,971,250)	(7,525,070)	(4,998,196)

NET LOSS	$(2,998,467)	$(1,971,250)	$(7,525,070)	$(4,998,196)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$35,135	$39,709	$65,377	$82,558

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(2,963,332)	$(1,931,541)	$(7,459,693)	$(4,915,638)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	420,697,273	254,064,890	396,634,976	231,090,242

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,525,070)	$(4,998,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–
Shares based payments issued for services	2,049,267	992,799
Impairment loss - goodwill	2,085,000
Impairment loss - intangibles	–
Gain on change in fair value of derivative liability	(531,000)	(658,000)
Change in fair value of contingent liability	–
Warrants and options issued for services	808,356	–
Depreciation and amortization expense	36,217	30,378
Amortization of debt discounts	296,227	1,448,355
Loss (gain) on extinguishment of debt	–	–
Changes in operating assets and liabilities:
Accounts receivable	49,308	(32,999)
Prepaid expenses	(62,665)	(23,020)
Inventory	(8,645)	62,431
Accounts payable and accrued liabilities	69,939	201,373
Net cash used in operating activities	(2,733,066)	(2,976,879)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(1,663)	(76,699)
Purchase of subsidiary - AIC, LLC	–	(125,000)
Net cash used in investing activities	(1,663)	(201,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	(16,017)	(131,993)
Payments for notes payable	(20,704)	(34,486)
Proceeds from common stock payable	609,933	580,000
Proceeds from sale of common stock	1,536,875	4,014,823
Proceeds from convertible notes payable	–	295,000
Payment of lawsuit liability	–	(26,000)

Net cash provided by financing activities	2,110,087	4,697,344

NET CHANGE IN CASH	(624,642)	1,518,766
CASH AT BEGINNING OF PERIOD	1,811,503	395,726
CASH AT END OF PERIOD	$1,186,861	$1,914,492

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$207,221	$286,545
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$–	$70,398
Debt discount due to derivative liabilities	$–	$545,000
Debt discount in excess of debt charged to interest expense	$–	$444,000
Resolution of derivative liabilities to due debt conversions	$–	$514,067
Common stock issued for conversion of debt	$323,500	$1,302,500
Common stock returned to treasury	$–	$101

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Premier Holding Corporation (the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, E3 and TPC. It provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

The Company was incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, it commenced limited operations which were discontinued in 1990. Thereafter and through 2012, the Company reorganized as a holding company that provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies to our subsidiaries. Its common stock is quoted on the OTC Markets Group Inc., QB tier (“OTCQB”), under the symbol “PRHL”.

In August of 2012, the Company acquired a unique marquee technology for energy efficient lighting, the E-Series controller developed by Active ES. This patented technology provides an upgrade for existing HID lamps for high-bay indoor and outdoor applications. In the fourth quarter of 2012, the Company performed additional research and development to the products from Active ES adding two new products for mass production, the 480-volt version of the controller, suitable for ports and other large facilities, and a 240-volt version of the LiteOwl for Streetlights, vastly increasing the applicable market.

In the first quarter of 2013, the Company acquired an 80% stake in The Power Company USA, LLC (“TPC”), a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and was adding between 1,000 and 3,000 clients per month. By 2015 and 2016, TPC added an average of 3,000 clients per month, and the Company expects this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

As a result of our acquisitions, today the Company provides an array of energy services through E3 and TPC. In addition to organic growth, it expects that strategic acquisitions of complementary businesses and assets will remain an important part of its growth plan to enable it to broaden its service offerings and expand its geographical reach.

On May 6, 2016, the Company entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to the Company’s customers, will recruit additional resellers of deregulated power and provide them with its sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of September 30, 2017.

As used in the notes to these financials in this quarterly report and unless otherwise indicated, the terms “we,” “our,” “us,” or the “Company” refer to Premier Holding Corporation and the Company’s Subsidiaries. Unless otherwise specified, all dollar amounts are expressed in United States dollars.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Under the amendments, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The same impairment test will therefore apply to all reporting units, and an entity will be required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. SEC filers are required to adopt the new standard for annual or any interim goodwill impairment tests in fiscal years beginning after Dec. 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after Jan. 1, 2017. The Company elected to early adopt this new standard effective September 30, 2017.

During the nine months ended September 30, 2017, there were several other new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had an accumulated deficit of approximately $37 million. For the nine months ended September 30, 2017 and 2016, the Company incurred operating losses of $7,544,869 and $3,887,113, respectively, and used cash in operating activities of $2,733,066 and $2,976,879, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity which may be on less favorable terms, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill as of September 30, 2017 and December 31, 2015:

The Power Company USA, LLC
Balances at January 1, 2016:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2016:	4,000,000
Aggregate goodwill acquired	–
Impairment losses	(2,085,000)
Balances at September 30, 2017:	$1,915,000

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the nine months ended September 30, 2017 is $225,000.

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology, along to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

The Company used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis factored the recent reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier. The Company determined these were indicators of impairment in goodwill for TPC during the three months ended September 30, 2017 and impaired the goodwill by $2,085,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date falls, unless an election is made for repayment in cash one year from the contract date. In the event such an election is made, the holders may convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the nine months ended September 30, 2017, a total of $12,000 of these notes were converted into shares of common stock, with a total of $815,000 of these notes remaining as of September 30, 2017.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2018 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through September 30, 2017, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $93,707. The total debt discount recorded during the nine months ended September 30, 2017 and 2016 was $0 and $70,398, respectively. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2017 and 2016 was $101,414 and $156,426, respectively. During the nine months ended September 30, 2017, a total of $311,500 of these notes were converted into shares of common stock, with a total of $992,300 of these notes remaining as of September 30, 2017.

During the nine months ended September 30, 2017, the total of all notes converted was $323,500, with the holders receiving an aggregate of 8,087,500 shares of common stock. The net balance of all notes as of September 30, 2017 of $1,225,614 reflects total notes of $1,807,300, net of debt discounts of $93,707 related to the warrants and $487,979 related to the derivative liability (see Note 5).

During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $511,201 and $1,769,083, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $387,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of September 30, 2017. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet at September 30, 2017 with an unamortized balance of $487,979. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2017, was $153,268. Additionally, $0 of debt discount was charged to interest expense during the nine months ended September 30, 2017, representing the amount of debt discount in excess of the convertible debt. A total of $0 of the debt discount was charged to interest expense during the nine months ended September 30, 2017 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.051 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock ranging from 109.4% – 131.7%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of September 30, 2017:

•	The value of a share of Company stock on September 30, 2017, the measurement date - $0.0547 (per the over-the-counter market quotes);
•	Conversion price - $0.0424, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended September 30, 2017; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0424.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2016	$918,000
Change in fair value of derivative liability	(531,000)
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of September 30, 2017	$387,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2017, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

During the nine months ended September 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 40,519,135 shares of its common stock in amount of $1,536,875. Additionally, 29,811,631 shares of common stock were issued for consulting services valued at prices ranging from $0.055 to $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $2,049,267, which was recognized immediately as general and administrative expense. The Company issued 8,087,500 shares of common stock for the conversion of convertible notes totaling $323,500.

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

Options for Common Stock

A summary of option activity as of September 30, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2016	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at September 30, 2017	1,650,000	0.04	2.78	–
Options vested and exercisable at September 30, 2017	1,650,000	$0.04	2.78	$–

On September 30, 2014, the Board of Directors of the Company approved a new employment agreement with the Company’s Chief Executive Officer, Randy Letcavage (the “Employment Agreement”). The Employment Agreement has a retroactive effective date of January 1, 2014 and replaces all prior agreements between the Company and Mr. Letcavage. The Employment Agreement provides for an annual base salary of $240,000, a discretionary bonus of $50,000 over each 12-month period, expense reimbursement, and a grant of stock options for 5,000,000 shares vesting over 2 years at an initial exercise price per share equal to $.0025 per share. Stock options have vested at the following rate:

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

Warrants for Common Stock

A summary of warrant activity as of September 30, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	12,428,629	$0.194	2.58	$–
Granted	219,802,470	0.086	1.44	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,959,963)	1.94	1.66	–
Warrants vested and exercisable at December 31, 2016	227,271,136	0.089	1.44	–

Granted	78,395,012	0.080	0.76	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(132,896,661)	0.086	–	–
Outstanding at September 30, 2017	172,769,487	$0.088	1.52	$–
Warrants vested and exercisable at September 30, 2017	172,769,487	$0.088	1.52	$–

During the nine months ended September 30, 2017, the Company issued 49,850,252 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

During the nine months ended September 30, 2017, the Company issued 28,544,760 warrants to consultants for services, with exercise prices ranging from $0.07 to $0.10, and an expiration date of one year. The Company recorded expense of $808,356 related to these warrants which is included in selling, general and administrative expense for the nine months ended September 30, 2017.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017 and 2016, Mr. Letcavage (directly or through related entities) earned $295,020 and $180,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

	September 30, 2017	December 31, 2016
Amounts due to related parties
iCapital Advisory – consulting fees	$–	$31,467
Jamp Promotion – commissions	90,500	90,500
	$90,500	$121,967

Related party receivable - Mason Ventures and Sebo Services	$52,429	$67,879

During the nine months ended September 30, 2017, the Company received loans from Mason Ventures of approximately $15,450 and repaid $0. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the nine months ended September 30, 2017, it would not be absorbed by Premier Holding Corporation.

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

NOTE 9 – SUBSEQUENT EVENTS

From October through November 20, 2017, the Company issued 9,538,346 common shares to accredited investors for aggregate proceeds of approximately $600,000.

In October 2017, the Company issued 581,250 common shares for services to a consultant for services at $0.0547 per share.

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

We were incorporated in Nevada on October 18, 1971 under the name of Mr. Nevada, Inc., and following the completion of a limited public offering in April 1972, we commenced limited operations which were discontinued in 1990. Thereafter and through 2012, we reorganized as a holding company that provides financial and management expertise, which includes access to capital, financing, legal, insurance, mergers, acquisitions, joint ventures and management strategies to our subsidiaries. Our common stock is quoted on the OTC Markets Group Inc., QB tier (“OTCQB”), under the symbol “PRHL”.

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

In the first quarter of 2013, the Company acquired an 80% stake in TPC, a deregulated power broker in Illinois. By the end of that quarter, TPC had over 11,000 clients and was adding between 1,000 and 3,000 clients per month. By 2015 and 2016, TPC added an average of 3,000 clients per month, and the Company expects this to continue for the foreseeable future. Over 1,000 of these clients have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3.

As a result of our acquisitions, today we provide an array of energy services through E3 and TPC. In addition to organic growth, we expect that strategic acquisitions of complementary businesses and assets will remain an important part of our growth plan to enable us to broaden our service offerings and expand our geographical reach.

On May 6, 2016, we entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to our customers, will recruit additional resellers of deregulated power and provide them with our sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of September 30, 2017.

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

E3 lowers the cost of energy conservation technologies through competitive supplier bidding and creates comprehensive energy savings solutions through the implementation of energy reduction projects. The mission of E3 is to help a customer select and implement the most cost-effective energy conservation measures for its facilities. E3’s energy services are focused on providing business customers with best-in-class demand management solutions such as lighting (LED), HVAC, Commercial Refrigeration and Water Sub-Metering.

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

To date, E3 and its growing reseller base have prospected a large number of qualified potential installations and is developing strategic partners including energy auditors, suppliers, installers, sales organizations and funding sources. These suppliers exponentially increased the number of the product offerings mostly in the LED and other efficiency fields. The installers not only bring a technical expertise in implementing solutions E3 provides its customers, but they also bring their list of clients and the various funding sources that can provide every sort of financing to meet any client’s needs from short-term loans, leases, on-bill financing, to PACE funding.

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

TPC’s business model is to enlist commercial and residential clients who benefit from the law passed allowing for competition in the energy markets as a result of deregulation of energy. In many cases TPC saves its clients 10% or more on their energy bills by simply switching suppliers, all while the enrollee still receives services from their local utility (the local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that TPC has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for its clients’ business. Currently, TPC has access to over 30 different suppliers and has most of the agreements in place that allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC acquires its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers.

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

AIC’s Business

The primary value that AIC will add to the Company is that it enables customers to recognize immediate savings via lowering their electricity bills by supplying energy marketing firms with a more competitive platform to access electricity contracts and support. Through the Company’s ownership of TPC, this creates a built-in strategic partnership for the states that TPC is already reselling power to, including Connecticut, District of Columbia, Delaware, Illinois, Maine, Massachusetts, Maryland, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Texas. AIC will have to obtain state, local, utility and other approvals in order to supply power in these several states, but pending such approvals, AIC may benefit from TPCs existing database of over 200,000 current and past clients to “jumpstart” its progress. We anticipate that half of all contracts written by TPC could be supplied by AIC.

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

Corporate Developments During the Period Covered by this Report

On August 14, 2017, we filed a Certificate of Amendment to our Amended Articles of Incorporation (the “Articles of Amendment”) with the Secretary of State of Nevada effecting an increase in the authorized shares of common stock from 400,000,000 to 1,400,000,000 (the “Corporate Action”). The number of authorized preferred shares remained unchanged by the Corporate Action at 50,000,000. The Corporate Action and the Articles of Amendment became effective on August 14, 2017, following expiration of a 20-day waiting period following mailing of notification to shareholders of the actions taken by written consent.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended September 30, 2017 and 2016 are summarized as follows:

	Three Months Ended September 30,
	2017	2016
Revenues	$621,327	$1,130,406
Cost of revenues	–	100,457
Gross profit	621,327	1,029,949
Selling, general and administrative expenses	1,547,069	2,511,042
Impairment loss – goodwill	2,085,000	–
Operating loss	$(3,010,742)	$(1,481,093)

The decrease in revenue for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

The decrease in cost of revenue for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 is due to a reduction in product revenue from our E3 subsidiary.

The decrease in selling, general and administrative expenses for the three months ended September 30, 2017, compared to the three months ended September 30, 2016 is due primarily to a decrease in compensation paid to consultants related to strategic business and financial advisory services and a decrease in commissions paid at our TPC subsidiary due to lower revenues at TPC.

The impairment loss related to goodwill during the three months ended September 30, 2017 is a result of management’s determination of impairment of the goodwill related to its 2013 acquisition of TPC. We used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis also factored the recent reduction in residential revenue at TPC. We determined these were indicators of impairment in goodwill for TPC during the three months ended September 30, 2017 and impaired the goodwill by $2,085,000.

Other Income (Expense)

	Three Months Ended September 30,
	2017	2016
Interest expense	$(144,725)	$(952,157)
Gain (loss) on change in fair value of derivative liability	157,000	462,000
Total	$12,275	$(490,157)

The decrease in other expense for the three months ended September 30, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense and a decrease in the changes in the related derivative liability.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	Nine months Ended September 30,
	2017	2016
Revenues	$2,038,395	$3,649,141
Cost of revenues	3,364	339,742
Gross profit	2,035,031	3,309,399
Selling, general and administrative expenses	7,494,900	7,196,512
Impairment loss – goodwill	2,085,000	–
Operating loss	$(7,544,869)	$(3,887,113)

The decrease in revenue for the nine months ended September 30, 2017, compared to the six months ended September 30, 2016 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

The decrease in cost of revenue for the nine months ended September 30, 2017, compared to the six months ended September 30, 2016 is due to a reduction in product revenue from our E3 subsidiary.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 is due primarily to an increase in stock based compensation paid to consultants for services during the first quarter of 2017. These services included advisory services related to strategic planning, equity and debt financings, restructuring for a potential listing onto a major exchange and assisting the Company in obtaining qualified persons to serve as senior management and directors.

The impairment loss related to goodwill during the three months ended September 30, 2017 is a result of management’s determination of impairment of the goodwill related to its 2013 acquisition of TPC. We used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis also factored the recent reduction in residential revenue at TPC. We determined these were indicators of impairment in goodwill for TPC during the three months ended September 30, 2017 and impaired the goodwill by $2,085,000.

Other Income (Expense)

	Nine months Ended September 30,
	2017	2016
Interest expense	$(511,201)	$(1,769,083)
Gain (loss) on change in fair value of derivative liability	531,000	658,000
Total	$19,799	$(1,111,083)

The decrease in other expense for the nine months ended September 30, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of September 30, 2017 and December 31, 2016:

September 30,	December 31,
	2017	2016
Current assets	$1,888,752	$2,506,842
Current liabilities	2,236,798	2,840,956
Working capital	$(348,046)	$(334,114)

The decrease in working capital is due primarily from the reduction cash balances, along with a decrease in the derivative liability related to convertible notes.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months Ended September 30,
	2017	2016
Net cash used in operating activities	$(2,733,066)	$(2,976,879)
Net cash used in investing activities	(1,663)	(201,699)
Net cash provided by financing activities	2,110,087	4,697,344
Change in cash	$(624,642)	$1,518,766

The decrease in cash used in operating activities was due primarily to a decrease in revenues at TPC for the nine months ended September 30, 2017 as compared to the same period in 2016.

The decrease in cash from financing activities was due primarily to a decrease in proceeds from the sale of common stock and issuance of convertible notes payable for the nine months ended September 30, 2017 as compared to the same period in 2016.

Private Placement Offering

During the nine months ended September 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 40,519,135 shares of its common stock in amount of $1,536,875.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the nine months ended September 30, 2017.

Convertible Notes Payable

During the nine months ended September 30, 2017, the Company did not issue any new convertible notes.

During the nine months ended September 30, 2017, the Company issued 8,087,500 shares of common stock for the conversion of convertible notes totaling $323,500.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of September 30, 2017, the Company had an accumulated deficit of approximately $37 million. During the nine months ended September 30, 2017, the Company incurred operating losses of $7,544,869 and used cash in operating activities of $2,733,066. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our operations and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements and convertible loans that have enabled us to fund our operations, these funds have been largely used to supplement our working capital, although additional funds are needed for other corporate operational and working capital purposes. At this time and at our current burn rate, we have sufficient capital to fund our operations through the balance of this fiscal year. However, once we begin operations at AIC, we expect to need additional capital to be able to purchase power and pay commissions. At this time, we have not determined the amount that may be needed. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended September 30, 2017 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 31, 2017.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended September 30, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of September 30, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

i)                 Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day-to-day operations of our Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

ii)               Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

iii)              Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

iv)              Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non- routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended September 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the nine months ended September 30, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 40,519,135 shares of its common stock in amount of $1,536,875.

The Company issued 8,087,500 shares of common stock for the conversion of convertible notes totaling $323,500.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference to the Company’s Form 10 Amendment, filed on September 9, 2010)
3.2	Bylaws (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2016, as filed on March 31, 2017)
3.3	Amendment to Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, as filed on August 18, 2017)
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data Files
101*	Financial statements formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

Date: November 20, 2017

