Form 10-K/A
period 2016-12-31
PREMIER HOLDING CORP.
filed 2017-11-22
CIK 1030916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2016 was $15,572,373 as computed by reference to the closing price of such common stock on the OTCQB on such date.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 443,328,083 shares of common stock as of November 21, 2017.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Premier Holding Corporation (the “Company,” “we”, “our” and “us”) for the year ended December 31, 2016, as filed by the registrant on March 31, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is based on comments from the staff of the U.S. Securities & Exchange Commission (the “SEC”) requesting that the Company expand its disclosures on the nature of certain expenses during the year ended December 31, 2016 in the Company’s Results of Operations in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations as follows:

“The increase in selling, general and administrative expenses for the year ended December 31, 2016, compared to the year ended December 31, 2015 is due primarily to an increase in consulting expense from share-based payments to outside consultants. These consulting services included advisory services related to strategic planning, business development, equity and debt financings, and investor and public relations.”

The corrections referenced above are not material to the Company or its financial results for the year.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 7 of the Original Filing is hereby amended and restated with only changes to the above disclosure.

Except as specifically set forth herein, this Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

*       Filed herewith.

3

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
Date: November 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Randall Letcavage
Randall Letcavage
Chairman of the Board of Directors
Date: November 21, 2017

By	/s/ Woodrow Clark
Woodrow Clark
Director
Date: November 21, 2017

By	/s/ Lane Harrison
Lane Harrison
Director
Date: November 21, 2017

By	/s/ Robert Baron
Robert Baron
Director
Date: November 21, 2017

4