Form 10-Q/A
period 2017-06-30
PREMIER HOLDING CORP.
filed 2017-11-22
CIK 1030916

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

As of November 21, 2017, there were 443,328,083 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Premier Holding Corporation (the “Company,” “we”, “our” and “us”) for the period ended June 30, 2017, as filed by the registrant on August 14, 2017 (the “Original Filing”). The purpose of this Amendment No. 1 is based on comments from the staff of the U.S. Securities & Exchange Commission (the “SEC”) requesting that the Company expand its disclosures on the nature of certain expenses during the period ended June 30, 2017 in the Company’s Results of Operations under Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations as follows:

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016

“The decrease in selling, general and administrative expenses for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 is due primarily to a decrease in stock-based compensation paid to consultants for advisory services and a decrease in commissions paid at our TPC subsidiary. The advisory services included services related to strategic planning, equity and debt financings, restructuring for a potential listing onto a major exchange and assisting the Company in obtaining qualified persons to serve as senior management and directors.”

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016

“The increase in selling, general and administrative expenses for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 is due primarily to an increase in stock-based compensation paid to consultants for services during the first quarter of 2017. These services included advisory services related to strategic planning, equity and debt financings, restructuring for a potential listing onto a major exchange and assisting the Company in obtaining qualified persons to serve as senior management and directors.”

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

Item 6. Exhibits

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

Date: November 21, 2017

4