Form 10-K
period 2017-12-31
PREMIER HOLDING CORP.
filed 2018-10-09
CIK 1030916

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]

Non-accelerated filer	[_] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth Company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [_]

The registrant had 526,189,007 shares of common stock outstanding as of October 5, 2018. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017 was $25,052,562 as computed by reference to the closing price of such common stock on the OTCQB on such date.

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

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the year ended December 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In the first quarter of 2013, we acquired an 80% stake in TPC, a deregulated power broker in Illinois. The clients of TPC have commercial/industrial facilities such as small businesses, warehouses and distribution centers, which are candidates for E3’s products and services.

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

TPC’s business model is to enlist commercial and residential clients who benefit from the law passed allowing for competition in the energy markets as a result of deregulation of energy. In many cases TPC saves its clients 10% to 30% on their energy bills by simply switching suppliers, all while the enrollee still receives services from their local utility (the local utility continues to distribute the power, read the meter, bill, and service any interruptions). TPC is different than several of its competitors in that TPC has agreements with multiple energy suppliers allowing TPC to leverage its standing in the marketplace to garner competitive pricing for its clients by having its suppliers compete for its clients’ business. Currently, TPC has access to multiple suppliers and has most of the agreements in place that allow for TPC to be paid for the life of the client’s tenure with the supplier. TPC acquires its clients through strategic partnerships, trained in-house commercial and door-to-door residential agents and call centers.

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

Marketing

Our sales and marketing strategy captures the unique opportunity of being in two closely related, but separate industries. Through TPC, we reach consumers for deregulated power. A portion of these (the commercial/industrial customers) will also be candidates for E3’s business. TPC, as it becomes integrated with E3, will provide E3 with the ability to cross market its product line to TPC’s already existing client base. This provides an advantage over the competition by offering a complete clean energy solution package of a much lower cost of power and, by the use of its energy efficiency products, the reduction of energy consumption.

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

E3 also supports its network of resellers with a wide range of energy efficiency products through its alliance with suppliers. E3 not only provides products at a very competitive rate, but supports its resellers through training, marketing material, team sales visits, and a sales support infrastructure that can reduce the typical sales cycle time.

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

TPC sells power provided by energy suppliers, who may also sell directly. As a result, energy suppliers are both an ally and a potential competitor. Those competing suppliers are allies in that TPC garners its clients by contracting consumers with those same energy suppliers. When TPC presents a client/prospect to one or more of its contracted energy suppliers, that prospect/client is listed and protected as TPC's introduction and client. An example of this "cooperation" is embodied in the largest energy retailer in North America which has over 6 million customers. They are technically TPC's competition because clients can sign up with this supplier without the assistance of TPC. However, TPC generates a substantial portion of its overall revenue by signing on new monthly clients and selling this supplier's many energy offerings. In turn, this supplier counts on TPC’s volume of business.

Many of TPC’s competitors contract with these same suppliers to sell their energy offerings. There are approximately 50 licensed suppliers in Illinois that range from Constellation Energy, which is owned by Exelon, that generates approximately $30 Billion in revenue annually to suppliers such as Agera Energy, LLC with whom TPC has had a sales agreement since their launch. Other competitors include, but are not limited to, AEP Energy, Champion Energy, LLC, ConEdison Solutions, Eligo Energy IL, LLC, Entrust Energy, Green Mountain Energy Company, IDT Energy, Inc., Kona Energy, Liberty Power Holdings LLC, MC Squared Energy Services, LLC, MidAmerican Energy, NextEra Energy Services Illinois, LLC, Nordic Energy Services, Plymouth Rock Energy, LLC and Santanna Energy Services.

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

Individual states may have regulations to protect the environment such as Title 24 in California and New York, which address upgrading existing buildings and the specifications for new construction. The manufacturers of LED lights and other equipment must abide by government regulation. We take appropriate steps to ensure the products we sell comply with those regulations and industry standards such as EnergyStar, Lighting Facts and Design Lighting Council.

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

Employees

As of December 31, 2017, we had one full-time employee and no part-time employees. We also intend to continue to engage consultants in general business to advise us in various capacities. With our potential acquisition plans, there will be the occasion to take over the employees of those acquisitions.

Our TPC subsidiary currently employs 10 full-time employees and one part-time employee.

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

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that our cash on hand as of December 31, 2017 was not enough to sufficiently support our operation for the next year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $200,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history with our subsidiaries, and as a result, we may experience losses and cannot assure you that we will be profitable.

Our operations are subject to all of the risks inherent with growing a business enterprise. In addition, E3 and TPC are not profitable. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a new business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

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

No Assurance of Revenues.

There can be no assurance that our proposed operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We need to raise additional funds in the future that may not be available on acceptable terms or at all.

We need to raise capital to sustain our operations. We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While we have the potential to negotiate prices that benefit our clients and affect our profitability as we seek to gain market-share and increase our book of business, margins in the energy business are fluid, and our margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

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

If any of our products contain defects, or have reliability, quality or compatibility problems, our reputation could be damaged significantly, and customers might be reluctant to use our products, which could result in the loss of revenues. We may have to invest significant capital and other resources to correct these problems. Such expenditures to correct defects and the effect on our reputation could have a material adverse effect on the business, financial condition and results of operations.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our stock.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors that are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTCQB, there is no active trading market for our common stock. Even if a more active market is established, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends, and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen, and investors may lose all of their investment in our company.

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

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements. Other than disclosed below, we know of no material proceedings in which we or either of our subsidiaries is a party. We may be involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

Securities and Exchange Commission v. Premier Holding Corporation, et. al. (the “SEC Litigation”).

The SEC Litigation, set in the U.S. District Court for the Central District of California, alleges that:

•	Premier is liable for violating Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(b) of the Exchange Act, and Rules 10b-5, 13a-1, 13a-11, and 13a-13 thereunder; and

•	Letcavage (our CEO and President) is liable for: (i) violating Securities Act Section 17(a) and Exchange Act Section 10(b) and Rule 10b-5 thereunder, Exchange Act Sections 13(a) and 13(b)(5) and Rules 13a-14 and 13b2-1 thereunder; (ii) as a control person under Exchange Act Section 20(a) for Premier’s violations of the Exchange Act; and (iii) under Exchange Act Section 20(e) and Securities Act Section 15(b) for aiding and abetting Premier’s violations of Securities Act Sections 17(a)(2) and 17(a)(3), Exchange Act Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), and Rules 13a-1, 13a-11, and 13a-13 thereunder.

The SEC Litigation seeks permanent injunctions, disgorgement of ill-gotten gains plus prejudgment interest thereon, and civil monetary penalties as to Premier and Letcavage, as well as a penny stock bar and an officer-and-director bar against Mr. Letcavage. The SEC Litigation is currently in the discovery stage, which ends in March of 2019, and is set for trial in June of 2019. The Company and Mr. Letcavage are currently vigorously contesting the SEC Litigation. Settlement discussions to date have not been productive. At this time, an estimate of the outcome of this matter cannot be determined.

Shao Shu Zhang, et al. v. Premier Holding Corporation, et al.

On June 18, 2018, Shao Shu Zhang and others filed a complaint against the Company and others in the Los Angeles Superior Court. The Company filed a general denial to the complaint on September 26, 2018. It is currently too early in the litigation to evaluate the likelihood of an unfavorable outcome or any estimate of the amount or range of potential loss.

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

Quarter Ended	Bid High	Bid Low

December 31, 2017	$ 0.060	$ 0.021
September 30, 2017	$ 0.060	$ 0.035
June 30, 2017	$ 0.075	$ 0.041
March 31, 2017	$ 0.089	$ 0.052
December 31, 2016	$ 0.076	$ 0.052
September 30, 2016	$ 0.089	$ 0.060
June 30, 2016	$ 0.109	$ 0.045
March 31, 2016	$ 0.073	$ 0.045

Transfer Agent

The transfer agent and registrar for our common stock is Columbia Stock Transfer Company, 1869 E. Seltice Way, Suite 292, Post Falls, ID 83854. Their phone number and website are (208) 664-3544 and www.columbiastock.com.

Holders of Common Stock

As of October 2, 2018, there were 1,552 shareholders of record of our common stock. As of such date, 526,189,007 shares were issued and outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 53,485,394 shares of its common stock in amount of $2,204,014. The Company issued 8,087,500 shares of common stock for the conversion of convertible notes totaling $323,500. Additionally, 4,050,000 shares of common stock were cancelled and returned to the treasury.

During the year ended December 31, 2017, 41,178,595 shares of common stock were issued for consulting services valued at $0.030 to $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $2,553,519, which was recognized immediately as general and administrative expense.

During the year ended December 31, 2017, the Company issued 49,850,252 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

During the year ended December 31, 2017, the Company issued 28,544,760 warrants to consultants for services, with exercise prices ranging from $0.07 to $0.10, and an expiration date of one year. The Company recorded expense of $808,356 related to these warrants which is included in selling, general and administrative expense for the year ended December 31, 2017.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2017.

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, we did not repurchase any of our equity securities.

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Revenue

For the years ended December 31, 2017 and 2016, our total revenues were $2,703,683 and $4,792,471, respectively. The decrease in revenue for the year ended December 31, 2017, compared to the year ended December 31, 2016 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in 2016 to 60 in 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

Expenses

The Company’s expenses for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended December 31, (in thousands)
	2017	2016
Revenues	$2,704	$4,792
Cost of revenues	27	419
Gross profit	2,677	4,373
Selling, general and administrative expenses	9,317	9,076
Impairment loss - goodwill	4,000	–
Other expense (income)	(34)	1,108
Loss before income taxes, non-controlling interest and discontinued operations	$(10,606)	$(5,811)

The decrease in cost of revenues for the year ended December 31, 2017, compared to the year ended December 31, 2016 is due to a reduction in product revenue from our E3 subsidiary. The increase in selling, general and administrative expenses for the year ended December 31, 2017, compared to the year ended December 31, 2016, is due primarily to an increase in stock-based compensation paid to consultants for services during the first quarter of 2017. These services included advisory services related to strategic planning, equity and debt financings, financial restructuring and assisting the Company in obtaining qualified persons to serve as senior management and directors.

The impairment loss related to goodwill during the year ended December 31, 2017 is a result of management’s determination of impairment of the goodwill related to its 2013 acquisition of TPC. We used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017 and December 31, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis also factored the recent reduction in residential revenue at TPC. We determined these were indicators of impairment in goodwill for TPC during the year ended December 31, 2017 and impaired the goodwill in full by $4,000,000.

Other Income (Expense)

	Year Ended December 31, (in thousands)
	2017	2016
Interest expense	$(657)	$(1,935)
Gain (loss) on change in fair value of derivative liability	692	827
Total	$35	$(1,108)

The decrease in other expense for the year ended December 31, 2017, compared to the prior period is mainly attributable to the decrease in convertible notes from conversions to common stock resulting in decreased interest expense.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of changes in working capital for the twelve months ended December 31, 2016:

	December 31,	December 31,
	2017	2016
Current assets	$1,353,585	$2,506,842
Current liabilities	2,284,142	2,966,511
Working capital	$(570,527)	$(459,699)

The decrease in working capital is due primarily from the reduction cash balances, along with a decrease in the derivative liability related to convertible notes.

Cash Flows

The following table sets forth a summary of changes in cash flows for the twelve months ended December 31, 2017 and 2016:

	Twelve Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(3,519,795)	$(4,002,955)
Net cash provided by (used in) investing activities	(1,663)	(264,572)
Net cash provided by financing activities	2,280,482	5,683,304
Change in cash	$(1,240,976)	$1,415,777

The decrease in cash provided by operating activities was due primarily to a decrease in revenues and an increase in selling, general and administrative expenses for the twelve months ended December 31, 2017 as compared to the same period in 2016, offset by non-cash expenses related to share-based payments for services.

The decrease in cash from financing activities was due primarily to a decrease in proceeds from the sale of common stock and issuance of convertible notes payable for the year ended December 31, 2017 as compared to the same period in 2016.

Going Concern

The audited consolidated financial statements contained in this annual report have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of December 31, 2017, the Company had an accumulated deficit of approximately $40 million. During the twelve months ended December 31, 2017 and 2016, the Company incurred net losses of $10,605,874 and $5,684,521, respectively, and used cash in operating activities of $3,519,795 and $4,002,955, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Presently, we do not have sufficient cash resources to meet our plans for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The audited consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. Our continuation as a going concern is dependent on our ability to obtain additional financing as may be required and ultimately to attain profitability.

Cash Requirements

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months as we continue our development activities. Based on our average monthly expenses and current burn rate, we estimate that we will need to raise an additional $3,000,000 to $3,500,000 over the next twelve months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash and cash equivalents of approximately $200,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the fiscal year ended December 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Cash

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017, we do not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. We use the allowance method to account for uncollectable accounts receivable. As of December 31, 2017 and 2016, the balance of allowance for bad debts was $55,000 and $55,000, respectively.

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

Net Loss Per Share of Common Stock

We have adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. We exclude equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2017, we had 1,650,000 stock options outstanding and 172,769,487 warrants outstanding. As of December 31, 2016, we had 1,650,000 stock options outstanding and 227,271,136 warrants outstanding. Net convertible debt as of December 31, 2017 was $1,307,758 and is convertible between three months to one year from the original loan agreement date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (principal executive officer), who also serves as our chief financial officer ( principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of December 31, 2017. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended December 31, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 24, 2018, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with Company	Age	Date First Elected or Appointed
Randall Letcavage (1)	Chief Executive Officer, President, Chief Financial Officer and Chairman of the Board of Directors	60	October 5, 2012
Woodrow Clark, PhD (2)	Director	73	July 29, 2012
Lane Harrison (3)	Director	66	October 5, 2012
Jack Gregory (4)	Vice President and Director	86	August 15, 2018
Robert Baron (5)	Director	78	October 9, 2015

Notes

(1)	Mr. Letcavage was appointed Chief Executive Officer on November 1, 2012.

(2)	Dr. Clark was appointed Director on July 29, 2012 and resigned on October 2, 2018

(3)	Mr. Harrison was elected Director on October 5, 2012.

(4)	Mr. Gregory was appointed Director on August 15, 2018.

(5)	Mr. Baron was appointed Director on October 9, 2015 and resigned his position effective July 26, 2018.

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

Lane Harrison - Director

Lane Harrison was appointed a Director of the Company on October 5, 2012. Mr. Harrison was Founder and President of Affluent and Corporate Insurance Services, Inc. and is currently Founder and President of Capital Preservation Insurance Services, Inc. The firms provide insurance and advanced consulting services to professional advisors, corporations, small business owners and high net worth families. Mr. Harrison has over 30 years of business consulting and sale/marketing experience. He has lectured extensively to the professional advisor community. In addition, Mr. Harrison advised large multi- national corporations such as Bicoastal Corporation, (Formerly Singer Corp.) where he served as Director, and Bicoastal Financial Corporation, serving as President/Director. Mr. Harrison is a graduate of Salem State College with a Bachelor of Arts in Social Welfare.

Jack Gregory – Vice President, Director

Jack Gregory, PhD, M.D. was appointed a Director of the Company on August 15, 2018. Concurrent to Practicing Medicine for almost 50 years, and six years in the military, Dr. Gregory has been actively involved in mergers and acquisitions and public companies. He helped establish Tanger Industries to grow and develop into a listed company, as well as many other corporations which he single-handedly took public, grew, and eventually sold. It was Dr. Gregory who took control of the small operating company which later became Premier Holding Corporation and sold it to current management.

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings.

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it in the past ten years. No director or executive officer has been convicted of a criminal offense within the past ten years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

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

Director Independence

Our board of directors consists of Randall Letcavage, Robert Baron, Lane Harrison and Woodrow W. Clark II. Our securities are quoted on the OTC Markets, Pink Tier, which does not have any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the company. Using this definition of independence, we have determined that three directors, Robert Baron, Lane Harrison and Woodrow W. Clark II, are independent directors. Randall Letcavage is not independent as he is an officer and employee of the Company.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during the year ended December 31, 2017, the filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied.

Code of Ethics

We currently do not have a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes the compensation of each named executive for the years ended December 31, 2017 and 2016 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compensa- tion ($)	Change in Pension Value and Non Qualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Randall Letcavage CEO, CFO [1,2,3]	2017 2016	374,880 240,000	50,000 52,000	- -	- -	- -	- -	- -	424,880 292,000

Notes

(1)	During the year ended December 31, 2016, Mr. Letcavage (directly or through related entities) earned $374,880 as compensation for his role as our CEO and CFO.
(2)	During the year ended December 31, 2016, the Company incurred expenses of $10,571 to iCapital Advisory for consulting services, a related party entity for which Mr. Letcavage is the President.
(3)	No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

We currently do not have a written employment agreement with Mr. Letcavage.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of December 31, 2017.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Randall Letcavage, CEO, CFO	1,150,000	-	-	0.0025 to 0.15	12/31/19 to 12/31/20	-	-	-	-
Woodrow Clark, PhD, Director	150,000	-	-	0.15	12/31/19	-	-	-	-
Lane Harrison, Director	150,000	-	-	0.15	12/31/19	-	-	-	-

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

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2017.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Randall Letcavage	-	-	-	-	-	-	-
Woodrow Clark, PhD	-	-	-	-	-	8,500	8,500
Lane Harrison	-	-	-	-	-	8,000	8,000
Robert Baron	-	-	-	-	-	24,000	24,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth, as of October 2, 2018, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(4) (5)	Percent of Class
Common Stock	Randall Letcavage 1382 Valencia, Unit F Tustin, CA 92780	8,638,486 Direct (1) (2)	1.64%
Common Stock	Green Central Holdings, Inc. 18101 Von Karman, 3rd Floor Irvine, CA 92612	2,810,719 Direct (6)	<1%
Common Stock	Woodrow Clark, PhD 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)	<1%
Common Stock	Lane Harrison 1382 Valencia, Unit F Tustin, CA 92780	150,000 Direct (3)(5)	<1%
Common Stock	Robert Baron 1382 Valencia, Unit F Tustin, CA 92780	-	-
Common Stock	Directors & Executive Officers as a group (4 persons)	11,749,205 Direct	2.23%

Notes

(1)	Includes 7,488,486 common shares, 1,000,000 stock options exercisable at $0.0025, 150,000 stock options exercisable at $0.15, and 250,000 Series B Preferred Shares, which carry voting rights of 1,000 shares of common stock for every 1 share of preferred stock. Including the common and preferred shares, Mr. Letcavage possesses the combined voting power of 257,488,486 shares of common stock.

(2)	Beneficial ownership includes stock options.

(3)	The beneficial owner has sole voting and investment power with respect to the shares shown.

(4)	All ownership is beneficial and of record, unless indicated otherwise.

(5)	Stock options owned by Patriot Advisory Group, LLC, Series A, of which Mr. Harrison is the Manager.

(6)	Mr. Letcavage is the President of Green Central Holdings, Inc.

Changes in Control

Series B Preferred Stock

On December 16, 2015, the Board of Directors of the Company authorized a Series B Preferred Stock, designated as the “Series B Voting Convertible Preferred Stock” (the “Series B Preferred”). The Series B Preferred consists of Two Hundred Fifty Thousand (250,000) shares at $.0001 par value and voting rights of 1,000 votes for each share of Series B Preferred. All other rights and privileges shall be the same as the Series A Preferred. As of December 31, 2017, there were 250,000 shares of Series B Preferred issued and outstanding which constitutes a combined voting right of 250,000,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of December 31, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

•	any director or executive officer of our company;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
•	any promoters and control persons; and
•	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

During year ended December 31, 2017 and 2016, Mr. Letcavage (directly or through related entities) recorded $424,880 (including $55,440 for amounts due for prior years and accrued and unpaid amount of $59,369 as of December 31, 2017) and $292,000, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, the managing director of TPC
Mason Ventures	Company owned by Shadie Kalkas, the managing director of TPC

	December 31, 2017	December 31, 2016
iCapital Advisory – Consulting fees	$110,656	$31,467
Jamp Promotion – Commissions	90,500	90,500
	$201,156	$121,967
Related party receivable - Mason Ventures and Sebo Services	$52,429	67,879

During the year ended December 31, 2017, we received loans from Mason Ventures of approximately $15,450 and repaid $0. During the year ended December 31, 2016, we received loans from Mason Ventures of approximately $710,453 and repaid approximately $783,370. The loans are unsecured and non-interest bearing.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by Anton & Chia, LLP (“AC”), for each of the years ended December 31, 2017 and 2016:

	AC
Services	2017	2016
Audit fees	$78,750	$78,750
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total fees	$78,750	$78,750

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:
Report of Independent Registered Public Accounting Firm – Anton & Chia, LLP
Balance Sheets as of December 31, 2017 and 2016.
Statements of Operations for the Years Ended December 31, 2017 and 2016.
Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2017 and 2016.
Statements of Cash Flows for the Years Ended December 31, 2017 and 2016.

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
Date: October 5, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Randall Letcavage
Randall Letcavage
Chairman of the Board of Directors
Date: October 5, 2018

By: /s/ Lane Harrison
Lane Harrison
Director
Date: October 5, 2018

By: /s/ Jack Gregory
Jack Gregory
Director
Date: October 5, 2018

PREMIER HOLDING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

We have audited the accompanying consolidated balance sheet of Premier Holding Corporation (the "Company") as of December 31, 2017 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Raul Carrega, CPA

Newport Beach, California

October 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Premier Holding Corporation

We have audited the accompanying consolidated balance sheet of Premier Holding Corporation (the "Company") as of December 31, 2016 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and the consolidated results of their operations, and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

March 31, 2017

PREMIER HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS:
Cash	$570,527	$1,811,503
Accounts receivable, net	480,304	458,140
Prepaid expenses	244,454	148,774
Inventory	5,871	20,546
Related party receivable - managing director	52,429	67,879
Total current assets	1,353,585	2,506,842

Equipment, net	122,257	168,647
Goodwill	–	4,000,000
Intangible asset, net	125,000	188,652
Total assets	$1,600,842	$6,864,141

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$433,842	$404,545
Accounts payable - related party	201,156	121,967
Convertible note, net	1,307,758	1,252,887
Notes payable	115,386	143,557
Derivative liability	226,000	918,000
Total liabilities	2,284,142	2,840,956

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	25	25
Common stock, $0.0001 par value, 1,400,000,000 shares authorized; 457,541,710 and 358,840,221 shares issued and outstanding as of December 31, 2017 and 2016, respectively	45,754	35,884
Common stock to be issued	14,000	4,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	40,588,176	34,708,657
Accumulated deficit	(39,918,531)	(29,392,022)
Total Premier Holding Corporation stockholders' equity	(139,556)	4,487,564
Non-controlling interest	(543,744)	(464,379)
Total stockholders' equity	(683,300)	4,023,185
Total liabilities and stockholders' equity	$1,600,842	$6,864,141

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016

REVENUE:
TPC commission revenue	$2,693,430	$4,300,663
Product revenue	10,253	491,808
Total revenue	2,703,683	4,792,471

COST OF REVENUE	27,070	418,913

GROSS PROFIT	2,676,613	4,373,558

OPERATING EXPENSES:
Selling, general and administrative	9,317,021	8,950,103
Impairment loss - goodwill	4,000,000	–
Total operating expenses	13,317,021	8,950,103

OPERATING LOSS	(10,640,408)	(4,576,545)

OTHER INCOME (EXPENSE):
Interest expense	(657,466)	(1,934,976)
Gain on change in fair value of derivative liability	692,000	827,000
Total other expense, net	34,534	(1,107,976)

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(10,605,874)	(5,684,521)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(10,605,874)	(5,684,521)

NET LOSS	$(10,605,874)	$(5,684,521)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$79,365	$88,517

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(10,526,509)	$(5,596,004)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	407,931,095	257,985,211

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in
	Shares	Amount	Shares	Amount	Shares	Amount	Capital
Balance December 31, 2015	200,000	$20	250,000	$25	204,400,850	$20,440	$26,108,346
Common stock issued for cash					106,948,320	10,695	5,475,713
Common stock issued for convertible notes					32,562,500	3,256	1,299,244
Common stock issued for services					15,942,858	1,594	1,025,855
Cancellation of common stock					(1,014,307)	(101)	101
Warrants issued with convertible notes payable							70,398
Resolution of derivative liabilities to due debt conversions							729,000
Minority Interest in Subsidiary
Net Loss attributable to Premier
Balance December 31, 2016	200,000	$20	250,000	$25	358,840,221	$35,884	$34,708,657
Common stock issued for cash					53,485,394	5,348	2,198,666
Common stock issued for convertible notes					8,087,500	809	322,691
Common stock issued for services					41,178,595	4,118	2,549,401
Cancellation of common stock					(4,050,000)	(405)	405
Warrants issued for services							808,356
Common Stock to be issued					–	–
Minority Interest in Subsidiary
Net Loss attributable to Premier
Balance December 31, 2017	200,000	$20	250,000	$25	457,541,710	45,754	40,588,176

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (CONTINUED)

	Common Stock	Common Stock Subscription	Non-Controlling Interest in	Treasury	Accumulated
	Payable	Payable	Subsidiary	Stock	Deficit	Total
Balance December 31, 2015	$4,000	$–	$(375,862)	$(869,000)	$(23,796,018)	1,091,951
Common stock issued for cash						5,486,408
Common stock issued for convertible notes						1,302,500
Common stock issued for services						1,027,449
Cancellation of common stock	–		–			–
Warrants issued with convertible notes payable						70,398
Resolution of derivative liabilities to due debt conversions						729,000
Minority Interest in Subsidiary			(88,517)			(88,517)
Net Loss attributable to Premier					(5,596,004)	(5,596,004)
Balance December 31, 2016	$4,000	$–	$(464,379)	$(869,000)	$(29,392,022)	4,023,185
Common stock issued for cash						2,204,014
Common stock issued for convertible notes						323,500
Common stock issued for services						2,553,519
Cancellation of common stock	–		–			–
Warrants issued for services						808,356
Common Stock to be issued	10,000		–			10,000
Minority Interest in Subsidiary			(79,365)			(79,365)
Net Loss attributable to Premier					(10,526,509)	(10,526,509)
Balance December 31, 2017	14,000	–	(543,744)	(869,000)	(39,918,531)	(683,300)

The accompanying notes are an integral part of these consolidated financial statements.

PREMIER HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,605,874)	$(5,684,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–
Shares based payments issued for services	2,553,519	1,027,449
Impairment loss - goodwill	4,000,000	–
Impairment loss - intangibles	–	–
Gain on change in fair value of derivative liability	(692,000)	(827,000)
Change in fair value of contingent liability	–	–
Warrants and options issued for services	808,356	–
Depreciation and amortization expense	48,053	42,797
Amortization of debt discounts	378,371	1,540,303
Loss (gain) on extinguishment of debt	–	–
Changes in operating assets and liabilities:
Accounts receivable	(22,164)	(13,297)
Prepaid expenses	(95,680)	(46,356)
Inventory	14,675	61,987
Accounts payable and accrued liabilities	92,949	(103,538)
Net cash used in operating activities	(3,519,795)	(4,002,176)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(1,663)	(76,699)
Purchase of subsidiary - AIC, LLC	–	(188,652)
Net cash used in investing activities	(1,663)	(265,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	94,639	(116,993)
Payments for notes payable	(28,171)	44,889
Proceeds from common stock payable	10,000	–
Proceeds from sale of common stock	2,204,014	5,486,408
Proceeds from convertible notes payable	–	295,000
Payment of lawsuit liability	–	(26,000)
Net cash provided by financing activities	2,280,482	5,683,304

NET CHANGE IN CASH	(1,240,976)	1,415,777
CASH AT BEGINNING OF PERIOD	1,811,503	395,726
CASH AT END OF PERIOD	$570,527	$1,811,503

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$269,915	$422,102
Income taxes	$–	$–
Non-cash investing and financing activities:
Debt discount due to warrants included with convertible notes	$–	$70,398
Debt discount due to derivative liabilities	$–	$546,000
Debt discount in excess of debt charged to interest expense	$–	$444,000
Resolution of derivative liabilities to due debt conversions	$–	$729,000
Common stock issued for conversion of debt	$323,500	$1,302,500
Common stock returned to treasury	$–	$101

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

On May 6, 2016, the Company entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to the Company’s customers, will recruit additional resellers of deregulated power and provide them with its sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of December 31, 2017.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Premier Holding Corporation, E3, TPC and AIC as of and for the years ended December 31, 2017 and 2016. All significant intercompany transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, the Company does not have any cash equivalents.

Accounts Receivable

All accounts receivable are due thirty (30) days from the date billed. If the funds are not received within thirty (30) days, the customer is contacted for payment. The Company uses the allowance method to account for uncollectable accounts receivable. As of December 31, 2017, and 2016, the balance of allowance for bad debts was $55,000 and $100,000, respectively.

Inventory

Inventory is stated at the lower of cost or market. At December 31, 2017, inventory consists of raw materials.

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

Net Loss Per Share of Common Stock

The Company has adopted ASC Topic 260 Earnings per Share, which provides for calculation of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings (loss) per share. The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is anti-dilutive. As of December 31, 2017, the Company has 1,650,000 stock options outstanding and 147,499,487 warrants outstanding. As of December 31, 2016, the Company has 1,650,000 stock options outstanding and 227,271,136 warrants outstanding.

As of December 31, 2017 and 2016, the Company had 450,000 and 450,000 shares of Preferred Stock outstanding, respectively. Net convertible debt as of December 31, 2017 and 2016 was $1,307,758 and $1,252,887, respectively, and is convertible between three months to one year from the original loan agreement date.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability - December 31, 2016	$–	$–	$918,000	$918,000

	Level 1	Level 2	Level 3	Total
Fair value of convertible note derivative liability – December 31, 2017	$–	$–	$226,000	$226,000

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

The Company performed this analysis as of December 31, 2017 and determined that the goodwill should be further impaired by the remaining $1,915,000.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company adopted the standard beginning January 1, 2017.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements— Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. Currently, there is no guidance under U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). For the period ended December 31, 2017, management evaluated the Company’s ability to continue as a going concern and concluded that substantial doubt has not been alleviated about the Company’s ability to continue as a going concern. While the Company continues to explore further significant sources of financing, management’s assessment was based on the uncertainty related to the amount and nature of such financing over the next twelve months. Management is currently evaluating the impact of ASU No. 2014-15 on its consolidated financial statements.

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

NOTE 3 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2017, the Company had an accumulated deficit of approximately $40 million. During the years ended December 31, 2017 and 2016, the Company incurred operating losses of $10,640,408 and $4,576,545, respectively, and used cash in operating activities of $3,519,795 and $4,002,176, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity on less favorable terms until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 4 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s Goodwill as of December 31, 2017 and 2016:

The Power Company USA, LLC
Balances at January 1, 2016:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	–
Balances at December 31, 2016:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	(4,000,000)
Balances at December 31, 2017:	$–

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the year ended December 31, 2017 is $300,000.

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

The Company used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis factored the recent reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier. The Company determined these were indicators of impairment in goodwill for TPC during the year ended December 31, 2017 and impaired the goodwill by $2,085,000.

The Company performed this analysis as of December 31, 2017 and determined that the goodwill should be further impaired by the remaining $1,915,000.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into share of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date fall, unless an election is made for repayment in cash One year from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the year ended December 31, 2017, a total of $12,000 of these notes were converted into shares of common stock, with a total of $815,000 of these notes remaining as of December 31, 2017.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2017 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through December 31, 2017, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $62,919. The total debt discount recorded during the year ended December 31, 2017 and 2016 was $0 and $70,398, respectively. Interest expense related to the amortization of this debt discount for the years ended December 31, 2017 and 2016 was $132,202 and $196,262, respectively. During the year ended December 31, 2017, a total of $311,500 of these notes were converted into shares of common stock, with a total of $992,300 of these notes remaining as of December 31, 2017.

During the year ended December 31, 2017, the total of all notes converted was $323,500, with the holders receiving an aggregate of 8,087,500 shares of common stock.

During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $657,466 and $1,934,976, respectively.

NOTE 6 – NOTES PAYABLE

The Company has various notes payable from the financing of vehicles with varying interest rates and maturity dates totaling $115,386 and $143,557 as of December 31, 2017 and 2016, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $226,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of December 31, 2017. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended December 31, 2017, was $204,624.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.051 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock ranging from 109.4% – 131.7%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of December 31, 2017:

•	The value of a share of Company stock on December 31, 2017, the measurement date - $0.0299 (per the over-the-counter market quotes);
•	Conversion price - $0.0274, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended December 31, 2016; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0274.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2016	$918,000
Change in fair value of derivative liability	(692,000)
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of December 31, 2017	$226,000

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

During the year ended December 31, 2017, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 53,485,394 shares of its common stock in amount of $2,204,014. The Company issued 8,087,500 shares of common stock for the conversion of convertible notes totaling $323,500. Additionally, 4,050,000 shares of common stock were cancelled and returned to the treasury.

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

During the year ended December 31, 2017, 41,178,595 shares of common stock were issued for consulting services valued at $0.030 to $0.074 per share, based upon the fair value of the common stock on the measurement date totaling $2,553,519, which was recognized immediately as general and administrative expense.

Options for Common Stock

A summary of option activity as of December 31, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2016	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2017	1,650,000	0.04	2.52	–
Options vested and exercisable at December 31, 2017	1,650,000	$0.04	2.52	$–

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

In addition, the Company agreed to indemnify Mr. Letcavage to the fullest extent permitted by law for claims related to Mr. Letcavage’s role as an officer and director of the Company, or its subsidiaries. The Company recorded $0 and $0 as his stock-based compensation related to the stock options for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2015, $872,316 had been recorded as his stock-based compensation related to the stock options, with $0 unrecognized cost related to the stock options remaining. On October 8, 2015, Mr. Letcavage exercised 4,000,000 options for common stock at an aggregate price of $10,000, which was paid through the reduction of accounts payable owed Mr. Letcavage.

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

Warrants for Common Stock

A summary of warrant activity as of December 31, 2017 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2016	12,428,629	$0.194	2.58	$–
Granted	219,802,470	0.086	1.44	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(4,959,963)	1.94	1.66	–
Warrants vested and exercisable at December 31, 2016	227,271,136	0.089	1.44	–

Granted	78,395,012	0.080	0.51	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(158,166,661)	0.085	–	–
Outstanding at December 31, 2017	172,769,487	$0.089	1.50	$–
Warrants vested and exercisable at December 31, 2017	172,769,487	$0.089	1.50	$–

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

During the year ended December 31, 2017, the Company issued 49,850,252 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 7 months to 5 years. There was no expense resulting from these warrants.

During the year ended December 31, 2017, the Company issued 28,544,760 warrants to consultants for services, with exercise prices ranging from $0.07 to $0.10, and an expiration date of one year. The Company recorded expense of $808,356 related to these warrants which is included in selling, general and administrative expense for the year ended December 31, 2017.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017 and 2016, Mr. Letcavage (directly or through related entities) recorded $424,880 (including $55,440 for amounts due for prior years and accrued and unpaid amount of $59,369 as of December 31, 2017) and $292,000, respectively as compensation for his role as our CEO and CFO in accordance with his Employment Agreement dated January 1, 2014. The following tables outline the related parties associated with the Company and amounts due for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

	December 31, 2017	December 31, 2016
iCapital Advisory – Consulting fees and expenses	$110,656	$31,467
Jamp Promotion – Commissions	90,500	90,500
Mason Ventures and Sebo Services – Loans	–	–
	$201,156	$121,967
Related party receivable - Mason Ventures and Sebo Services	$52,429	67,879

During the year ended December 31, 2017, the Company received loans from Mason Ventures of approximately $15,450 and repaid $0. During the year ended December 31, 2016, we received loans from Mason Ventures of approximately $710,453 and repaid approximately $783,370. The loans are unsecured and non-interest bearing.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating lease

For the operations of TPC, the Company leases 4,260 square feet of office space at 1165 N. Clark Street, Chicago, Illinois under a 65-month operating lease through March 2019. The monthly base rent is approximately $9,415 per month and increases each year during the term of the lease.

Legal Proceedings

Securities and Exchange Commission v. Premier Holding Corporation, et. al. (the “SEC Litigation”).

The SEC Litigation, set in the U.S. District Court for the Central District of California, alleges that:

•	Premier is liable for violating Section 17(a) of the Securities Act, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(b) of the Exchange Act, and Rules 10b-5, 13a-1, 13a-11, and 13a-13 thereunder; and

•	Letcavage (our CEO and President) is liable for: (i) violating Securities Act Section 17(a) and Exchange Act Section 10(b) and Rule 10b-5 thereunder, Exchange Act Sections 13(a) and 13(b)(5) and Rules 13a-14 and 13b2-1 thereunder; (ii) as a control person under Exchange Act Section 20(a) for Premier’s violations of the Exchange Act; and (iii) under Exchange Act Section 20(e) and Securities Act Section 15(b) for aiding and abetting Premier’s violations of Securities Act Sections 17(a)(2) and 17(a)(3), Exchange Act Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B), and Rules 13a-1, 13a-11, and 13a-13 thereunder.

The SEC Litigation seeks permanent injunctions, disgorgement of ill-gotten gains plus prejudgment interest thereon, and civil monetary penalties as to Premier and Letcavage, as well as a penny stock bar and an officer-and-director bar against Mr. Letcavage. The SEC Litigation is currently in the discovery stage, which ends in March of 2019, and is set for trial in June of 2019. The Company and Mr. Letcavage are currently vigorously contesting the SEC Litigation. Settlement discussions to date have not been productive. At this time, an estimate of the outcome of this matter cannot be determined.

Shao Shu Zhang, et al. v. Premier Holding Corporation, et al.

On June 18, 2018, Shao Shu Zhang and others filed a complaint against the Company and others in the Los Angeles Superior Court. The Company filed a general denial to the complaint on September 26, 2018. It is currently too early in the litigation to evaluate the likelihood of an unfavorable outcome or any estimate of the amount or range of potential loss.

NOTE 11 – INCOME TAXES

Net deferred tax assets consist of the following:

	December 31,	December 31,
	2017	2016

Deferred tax assets	11,930,000	11,880,000
Valuation allowance	(11,930,000)	(11,880,000)
Net deferred tax asset	$–	$–

Deferred tax assets consist primarily of net operating loss carryforwards, stock options issued for services and impairment expense. Management has elected to provide a deferred tax asset valuation allowance equal to the potential benefit due to our history of losses. If we demonstrate the ability to generate future taxable income, management will re-evaluate the allowance. The increase in the valuation allowance of approximately $50,000 during the year ended December 31, 2017 primarily represents the increase in goodwill impairment expense, partially offset by the reduced benefit of our net operating loss carry-forwards, decreased as a result of the federal corporate income tax rate change from 35% to 21% effective January 1, 2018, and change of fair value of the derivative liability during the period. The increase in the valuation allowance of approximately $1,700,000 during the year ended December 31, 2016 primarily represents the benefit of the change in net operating loss carry-forwards and change of fair value of the derivative liability during the period. As of December 31, 2017, our estimated net operating loss carry-forward is approximately $29,000,000 and will expire beginning in 2032 through 2037. Internal Revenue Code Section 382 limits the ability to utilize net operating losses if a 50% change in ownership occurs over a three-year period. Such limitation of the net operating losses may have occurred but we have not analyzed it at this time as the deferred tax asset is fully reserved.

The Company’s predecessor operated as an entity exempt from federal and state income taxes. The Company has not yet filed tax returns for 2015, 2016 and 2017, which are subject to examination.

NOTE 12 - SUBSEQUENT EVENTS

From January through September 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 38,536,159 shares of its common stock in the aggregate amount of $615,903.

From January through September 2018, the Company received an aggregate of $104,518 from accredited investors for the sale of 6,968,466 shares of common stock of which shares have not yet been issued as of the date of this filing.

From January through September 2018, the Company issued an aggregate of 19,944,473 shares of its common stock for services with an aggregate fair value of $582,759.

From January through September 2017, the Company issued an aggregate of 10,166,665 shares of its common stock for the conversion of convertible notes payable with an aggregate fair value of $80,000.

On August 31, 2018, the Company received $162,500 from a warrant holder for the exercise of warrants at $0.01 per share for 16,250,000 shares of the Company’s common stock which have not yet been issued as of the date of this filing.

