Form 10-Q
period 2018-03-31
PREMIER HOLDING CORP.
filed 2019-06-28
CIK 1030916

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 27, 2019 there were 665,481,829 shares of registrant’s common stock outstanding.

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$75,187	$570,527
Accounts receivable, net	387,833	480,304
Prepaid expenses	256,005	244,454
Inventory	5,871	5,871
Related party receivable - managing director	52,429	52,429
Total current assets	777,325	1,353,585

Equipment, net	110,421	122,257
Intangible asset, net	125,000	125,000
Total assets	$1,012,746	$1,600,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$522,936	$433,842
Accounts payable - related party	200,425	201,156
Convertible note, net	1,388,786	1,307,758
Notes payable	108,482	115,386
Derivative liability	301,000	226,000
Total liabilities	2,521,629	2,284,142

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of March 31, 2018 and December 31, 2017 , respectively	25	25
Common stock, $0.0001 par value, 1,400,000,000 shares authorized; 478,754,847 and 457,541,710 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	47,875	45,754

Common stock to be issued	14,000	14,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	41,433,013	40,588,176
Accumulated deficit	(41,532,029)	(39,918,531)
Total Premier Holding Corporation stockholders' equity	(906,096)	(139,556)
Non-controlling interest	(602,787)	(543,744)
Total stockholders' equity	(1,508,883)	(683,300)
Total liabilities and stockholders' equity	$1,012,746	$1,600,842

The accompanying notes are an integral part of these condensed consolidated financial statements

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

REVENUE:
TPC commission revenue	$505,267	$654,364
Product revenue	–	2,515
Total revenue	505,267	656,879

COST OF REVENUE	–	3,214

GROSS PROFIT	505,267	653,665

OPERATING EXPENSES:
Selling, general and administrative	1,953,981	4,310,195
Impairment loss - goodwill	–	–
Total operating expenses	1,953,981	4,310,195

OPERATING LOSS	(1,448,714)	(3,656,530)

OTHER INCOME (EXPENSE):
Interest expense	(148,827)	(207,273)
Gain on change in fair value of derivative liability	(75,000)	258,000
Total other expense, net	(223,827)	50,727

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(1,672,541)	(3,605,803)

Income taxes	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(1,672,541)	(3,605,803)

NET LOSS	$(1,672,541)	$(3,605,803)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$59,043	$29,668

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(1,613,498)	$(3,576,135)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	465,540,912	364,588,043

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,672,541)	$(3,605,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	–
Shares based payments issued for services	643,619	1,585,672
Impairment loss - goodwill	–	–
Impairment loss - intangibles	–	–
Gain on change in fair value of derivative liability	75,000	(258,000)
Change in fair value of contingent liability	–	–
Warrants and options issued for services	–	808,356
Depreciation and amortization expense	11,836	12,419
Amortization of debt discounts	81,028	131,745
Loss (gain) on extinguishment of debt	–	–
Changes in operating assets and liabilities:
Accounts receivable	92,471	80,228
Prepaid expenses	(11,551)	(8,142)
Inventory	–	(7,670)
Accounts payable and accrued liabilities	89,094	133,905
Net cash used in operating activities	(691,044)	(1,127,290)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	–	–
Purchase of subsidiary - AIC, LLC	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances to related party	(731)	(29,960)
Payments for notes payable	(6,904)	(6,965)
Proceeds from notes payable	–	–
Proceeds from sale of preferred stock	–	–
Proceeds from common stock payable	–	713,933
Proceeds from sale of common stock	203,339	814,590
Proceeds from convertible notes payable	–	–
Payment of lawsuit liability	–	–

Net cash provided by financing activities	195,704	1,491,598

NET CHANGE IN CASH	(495,340)	364,308
CASH AT BEGINNING OF PERIOD	570,527	1,811,503
CASH AT END OF PERIOD	$75,187	$2,175,811

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$61,701	$84,357
Income taxes	$–	$–
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$–	$321,500

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Premier Holding Corporation (“we”, “us”, “our”, or the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, E3 and TPC. We provide solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

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

During the period covered by this report and prior to the transaction described below under the Share Exchange Agreement, we provided an array of energy services through E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, we expect that strategic acquisitions of complementary businesses and assets will remain an important part of our growth plan to enable us to broaden our service offerings and expand our geographical reach.

On May 6, 2016, the Company entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to the Company’s customers, will recruit additional resellers of deregulated power and provide them with its sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of March 31, 2018.

On March 12, 2018, the Company’s Board of Directors (the “Board”) approved a Membership Interest Exchange and Contribution Agreement, as amended, (the “Share Exchange Agreement”) by and among the Company, the Company’s wholly-owned subsidiaries The Power Company, an Illinois limited liability corporation (“TPC”) and American Illuminating Company, a Connecticut limited liability corporation (“AIC”), and AOTS 42 (“AOTS”), a Delaware corporation. The Share Exchange Agreement was subsequently executed on March 23, 2018.

Under the terms of the Share Exchange Agreement, among other things, the Company will contribute all of its membership interests of its wholly-owned subsidiaries TPC and AIC to AOTS, in exchange for 19,250,000 AOTS common stock shares, $0.0001 par value per share, representing approximately 39.65% of the 48,550,000 issued and outstanding common shares of AOTS on a fully-diluted basis, after giving effect to such issuance (the “Purchased Shares”). Performance of the Share Exchange Agreement is subject to customary regulatory approvals for a transaction of this type, as well as certain other closing conditions.

The Company will not be retaining ownership of any of the 19,250,000 AOTS shares it receives as a result of the Share Exchange Agreement. Instead, the Company’s Board of Directors has approved the distribution of these AOTS shares to the Company’s common shareholders upon consummation of the Share Exchange Agreement. Accordingly, on March 27th, 2018, the Board authorized the Company to make a pro rata stock distribution to its common shareholders of the 19,250,000 AOTS common shares received by the Company pursuant to the AOTS Share Exchange Agreement (the “AOTS Share Distribution”). Pursuant to the AOTS Share Distribution, holders of Company common stock will receive a certain amount of shares of AOTS common stock for each share of Company Common Stock held at the close of business on a record date to be determined by the Board as the record date for the AOTS Stock Dividend (the “Distribution Record Date”), at a ratio to be determined by the Board (the “AOTS Share Distribution Ratio”). Consummation of the AOTS Share Exchange Agreement, including the consummation of the contribution of the TPC membership interests to AOTS, is a condition to the AOTS Share Distribution. Any such distribution of AOTS shares to Premier shareholders will result in Premier shareholders holding restricted stock in a private company, and such shares will accordingly not be freely transferrable absent, among others, registration with the SEC, or an exemption from registration.

The Share Exchange Agreement the Company entered into with AOTS is part of a series of recent transactions by AOTS involving the acquisition of certain assets from various entities in exchange for AOTS common stock (the “AOTS Transactions”). The AOTS Transactions consist of : (1) The Company’s contribution of its wholly-owned TPC and AIC subsidiaries pursuant to the Share Exchange Agreement, (2) A Membership Interest Exchange and Contribution Agreement dated March 16, 2018 between AOTS and Rescom Energy, L.L.C., a Connecticut limited liability company (“Rescom”), as amended, (the “Rescom Agreement”), whereby 100% of Rescom’s membership interests were contributed to AOTS in exchange for 10,000,000 AOTS common shares; (3) A Share Exchange Agreement dated March 23, 2018 between AOTS and Advanced E Lighting, L.L.C., a Connecticut limited liability company (“Advanced”), as amended, (the “Advanced Agreement”) whereby 100% of Advanced’s membership interests were contributed to AOTS in exchange for 6,000,000 AOTS common shares; and (4) A Membership Interest Exchange and Contribution Agreement dated March 23, 2018 between AOTS and TPC Management Co., L.L.C., an Illinois limited company (TPCM”), as amended, (the “TPCM Agreement”) whereby TPCM contributed certain intellectual property relating to an online client energy portal (the “Intellectual Property”) to AOTS in exchange for 6,000,000 common shares of AOTS.

Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring adjustments, unless otherwise indicated) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 (including the notes thereto) set forth on Form 10-K. The Company uses as guidance Accounting Standard Codification (ASC) as established by the Financial Accounting Standards Board (FASB).

Significant Accounting Policies

For reference to a complete list of significant accounting policies, these financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 (including the notes thereto) set forth on Form 10-K.

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

During the three months ended March 31, 2018, there were several other new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2018, the Company had an accumulated deficit of approximately $42 million. For the three months ended March 31, 2018 and 2017, the Company incurred operating losses of $1,448,714 and $3,656,530, respectively, and used cash in operating activities of $691,044 and $1,127,290, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity which may be on less favorable terms, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill as of March 31, 2018 and December 31, 2017:

The Power Company USA, LLC
Balances at January 1, 2017:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	(4,000,000)
Balances at December 31, 2017:	–
Aggregate goodwill acquired	–
Impairment losses	–
Balances at March 31, 2018:	$–

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the three months ended March 31, 2018 is $75,000.

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

The Company used a blend of the discounted cash flow method and the guideline company transactions method for the impairment testing as of September 30, 2017. The Company performed discounted cash flow analysis projected over 5 years to estimate the fair value of the reporting unit, using management’s best judgement as to revenue growth rates and expense projections. This analysis indicated cash flows (and discounted cash flows) less than the $4 million book value of goodwill. This analysis factored the recent reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier. The Company determined these were indicators of impairment in goodwill for TPC during the year ended December 31, 2017 and impaired the goodwill by $4,000,000.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date falls, unless an election is made for repayment in cash one year from the contract date. In the event such an election is made, the holders may convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the three months ended March 31, 2018, a total of $0 of these notes were converted into shares of common stock, with a total of $815,000 of these notes remaining as of March 31, 2018.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2018 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through March 31, 2018, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $32,131. The total debt discount recorded during the three months ended March 31, 2018 and 2017 was $0 and $0, respectively. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2018 and 2017 was $61,701 and $69,357, respectively. During the three months ended March 31, 2018, a total of $0 of these notes were converted into shares of common stock, with a total of $992,300 of these notes remaining as of March 31, 2018.

During the three months ended March 31, 2018, the total of all notes converted was $0. The net balance of all notes as of March 31, 2018 of $1,388,786 reflects total notes of $1,807,300, net of debt discounts of $32,131 related to the warrants and $386,383 related to the derivative liability (see Note 5).

During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $148,827 and $207,273, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $301,000 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of March 31, 2018. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet at March 31, 2018 with an unamortized balance of $386,383. Interest expense related to the amortization of this debt discount for the three months ended March 31, 2018, was $50,240. Additionally, $0 of debt discount was charged to interest expense during the three months ended March 31, 2018, representing the amount of debt discount in excess of the convertible debt. A total of $0 of the debt discount was charged to interest expense during the three months ended March 31, 2018 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.026 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock ranging from 109.4% – 131.7%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of March 31, 2018:

•	The value of a share of Company stock on March 31, 2018, the measurement date - $0.0259 (per the over-the-counter market quotes);
•	Conversion price - $0.0211, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended March 31, 2018; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0211.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2017	$226,000
Change in fair value of derivative liability	75,000
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of March 31, 2018	$301,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2018, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

During the three months ended March 31, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 10,167,000 shares of its common stock in amount of $203,339. Additionally, 11,046,137 shares of common stock were issued for consulting services valued at prices ranging from $0.028 to $0.030 per share, based upon the fair value of the common stock on the measurement date totaling $643,619, which was recognized immediately as general and administrative expense.

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

Options for Common Stock

A summary of option activity as of March 31, 2018 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2017	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at March 31, 2018	1,650,000	0.04	2.78	$28,080
Options vested and exercisable at March 31, 2018	1,650,000	$0.04	2.78	$28,080

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

Warrants for Common Stock

A summary of warrant activity as of March 31, 2018 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	227,271,136	$0.089	1.44	$–
Granted	78,395,012	0.080	0.76	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(158,166,661)	0.085	–	–
Warrants vested and exercisable at December 31, 2017	147,499,487	0.089	1.50	–

Granted	35,184,000	0.070	1.07	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(1,486,666)	0.073	–	–
Outstanding at March 31, 2018	181,196,821	0.085	1.23	–
Warrants vested and exercisable at March 31, 2018	181,196,821	$0.085	1.23	$–

During the three months ended March 31, 2018, the Company issued 35,184,000 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 1 to 2 years. There was no expense resulting from these warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and 2017, Mr. Letcavage (directly or through related entities) earned $79,860 and $79,860, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

Amounts due to related parties	March 31, 2018	December 31, 2017
iCapital Advisory – consulting fees	$109,925	$110,656
Jamp Promotion – commissions	90,500	90,500
	$200,425	$201,156

Related party receivable - Mason Ventures and Sebo Services	$52,429	$52,429

During the three months ended March 31, 2018, the Company received loans from Mason Ventures of approximately $0 and repaid $0. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the three months ended March 31, 2018, it would not be absorbed by Premier Holding Corporation.

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

The SEC Litigation seeks permanent injunctions, disgorgement of ill-gotten gains plus prejudgment interest thereon, and civil monetary penalties as to Premier and Letcavage, as well as a penny stock bar and an officer-and-director bar against Mr. Letcavage. The SEC Litigation is currently being set for trial. The Company and Mr. Letcavage are currently vigorously contesting the SEC Litigation. Settlement discussions to date have not been productive. At this time, an estimate of the outcome of this matter cannot be determined.

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

NOTE 9 – SUBSEQUENT EVENTS

From April 2018 through June 2019 the Company entered into a series of stock purchase agreements with accredited investors for the sale of 72,761,983 shares of its common stock in the aggregate amount of $997,525.

From April 2018 through June 2019, the Company issued an aggregate of 50,995,002 shares of its common stock for services with an aggregate fair value of $586,085.

From April 2018 through June 2019, the Company issued an aggregate of 46,719,997 shares of its common stock for the conversion of convertible notes payable with an aggregate fair value of $603,300.

On August 31, 2018, the Company received $162,500 from a warrant holder for the exercise of warrants at $0.01 per share for 16,250,000 shares of the Company’s common stock.

On or about April 4, 2019, the Company’s Board of Directors set May 4, 2019 as the record date to determine which of the Company’s stockholders are eligible to receive the pro rata stock distribution of 19,250,000 shares of AOTS common stock which the Company received pursuant to the Share Exchange Agreement dated March 23, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on October 9, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of those risks and uncertainties include, but are not limited to, the following:

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

Corporate Overview

Premier Holding Corporation (“we”, “us”, “our”, or the “Company”) is an energy services holding company. The Company provides an array of energy services through its subsidiary companies, E3 and TPC. We provide solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. The Company’s comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

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

During the period covered by this report and prior to the transaction described below under the Share Exchange Agreement, we provided an array of energy services through E3 and TPC. The Company provides solutions that enable customers to reduce their energy consumption, lower their operating and maintenance costs, and realize environmental benefits. Our comprehensive set of services includes competitive electricity plans and upgrades to a facility’s energy infrastructure.

In addition to organic growth, we expect that strategic acquisitions of complementary businesses and assets will remain an important part of our growth plan to enable us to broaden our service offerings and expand our geographical reach.

On May 6, 2016, the Company entered into a definitive agreement with WWCD, LLC, a company incorporated in the State of Illinois (“WWCD”), to acquire for $125,000 all membership units, including all licenses and contracts held, of American Illuminating Company, LLC, a Connecticut limited liability company (“AIC”), a company owned by WWCD. AIC is a FERC-licensed supplier of deregulated energy. Consummation of the acquisition of AIC is subject to FERC approval, which was granted in February 2017. After final notifications and filings with regulatory agencies are complete, AIC is expected to begin supplying power immediately to the Company’s customers, will recruit additional resellers of deregulated power and provide them with its sales tools to streamline sales efforts, enforce compliance, and increase productivity. The Company has reflected the $125,000 payment as an intangible asset on the balance sheet as of March 31, 2018.

Business Overview

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

Corporate Developments During the Period Covered by this Report and Through June 27, 2019

On March 12, 2018, the Company’s Board of Directors (the “Board”) approved a Membership Interest Exchange and Contribution Agreement, as amended, (the “Share Exchange Agreement”) by and among the Company, the Company’s wholly-owned subsidiaries The Power Company, an Illinois limited liability corporation (“TPC”) and American Illuminating Company, a Connecticut limited liability corporation (“AIC”), and AOTS 42 (“AOTS”), a Delaware corporation. The Share Exchange Agreement was subsequently executed on March 23, 2018.

Under the terms of the Share Exchange Agreement, among other things, the Company will contribute all of its membership interests of its wholly-owned subsidiaries TPC and AIC to AOTS, in exchange for 19,250,000 AOTS common stock shares, $0.0001 par value per share, representing approximately 39.65% of the 48,550,000 issued and outstanding common shares of AOTS on a fully-diluted basis, after giving effect to such issuance (the “Purchased Shares”). Performance of the Share Exchange Agreement is subject to customary regulatory approvals for a transaction of this type, as well as certain other closing conditions.

The Company will not be retaining ownership of any of the 19,250,000 AOTS shares it receives as a result of the Share Exchange Agreement. Instead, the Company’s Board of Directors has approved the distribution of these AOTS shares to the Company’s common shareholders upon consummation of the Share Exchange Agreement. Accordingly, on March 27th, 2018, the Board authorized the Company to make a pro rata stock distribution to its common shareholders of the 19,250,000 AOTS common shares received by the Company pursuant to the AOTS Share Exchange Agreement (the “AOTS Share Distribution”). Pursuant to the AOTS Share Distribution, holders of Company common stock will receive a certain amount of shares of AOTS common stock for each share of Company Common Stock held at the close of business on a record date to be determined by the Board as the record date for the AOTS Stock Dividend (the “Distribution Record Date”), at a ratio to be determined by the Board (the “AOTS Share Distribution Ratio”). Consummation of the AOTS Share Exchange Agreement, including the consummation of the contribution of the TPC membership interests to AOTS, is a condition to the AOTS Share Distribution. Any such distribution of AOTS shares to Premier shareholders will result in Premier shareholders holding restricted stock in a private company, and such shares will accordingly not be freely transferrable absent, among others, registration with the SEC, or an exemption from registration.

The Share Exchange Agreement the Company entered into with AOTS is part of a series of recent transactions by AOTS involving the acquisition of certain assets from various entities in exchange for AOTS common stock (the “AOTS Transactions”). The AOTS Transactions consist of : (1) The Company’s contribution of its wholly-owned TPC and AIC subsidiaries pursuant to the Share Exchange Agreement, (2) A Membership Interest Exchange and Contribution Agreement dated March 16, 2018 between AOTS and Rescom Energy, L.L.C., a Connecticut limited liability company (“Rescom”), as amended, (the “Rescom Agreement”), whereby 100% of Rescom’s membership interests were contributed to AOTS in exchange for 10,000,000 AOTS common shares; (3) A Share Exchange Agreement dated March 23, 2018 between AOTS and Advanced E Lighting, L.L.C., a Connecticut limited liability company (“Advanced”), as amended, (the “Advanced Agreement”) whereby 100% of Advanced’s membership interests were contributed to AOTS in exchange for 6,000,000 AOTS common shares; and (4) A Membership Interest Exchange and Contribution Agreement dated March 23, 2018 between AOTS and TPC Management Co., L.L.C., an Illinois limited company (TPCM”), as amended, (the “TPCM Agreement”) whereby TPCM contributed certain intellectual property relating to an online client energy portal (the “Intellectual Property”) to AOTS in exchange for 6,000,000 common shares of AOTS.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the three months ended March 31, 2018 and 2017 are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenues	$505,267	$656,879
Cost of revenues	–	3,214
Gross profit	505,267	653,665
Selling, general and administrative expenses	1,953,981	4,310,195
Operating loss	$(1,448,714)	$(3,656,530)

The decrease in revenue for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

The decrease in cost of revenue for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is due to a reduction in product revenue from our E3 subsidiary.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 is due primarily to a decrease in stock and cash compensation paid to consultants related to strategic business and financial advisory services and a decrease in the use of contract labor.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2017
Interest expense	$(148,827)	$(207,273)
Gain (loss) on change in fair value of derivative liability	(75,000)	258,000
Total other income (expense)	$(223,827)	$50,727

The increase in other income (expense) for the three months ended March 31, 2018, compared to the prior period is mainly attributable to an increase in the derivative liability, partially offset by decreased interest expense as a result of the decrease in convertible notes from conversions to common stock.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Current assets	$777,325	$1,353,585
Current liabilities	2,521,629	2,284,142
Working capital	$(1,744,304)	$(930,557)

The decrease in working capital is due primarily from the reduction cash balances, along with a decrease in the derivative liability related to convertible notes.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended March 31, 2018 and 2017:

	Three months Ended March 31,
	2018	2017
Net cash used in operating activities	$(691,044)	$(1,127,290)
Net cash used in investing activities	–	–
Net cash provided by financing activities	195,704	1,491,598
Change in cash	$(495,340)	$364,308

The decrease in cash used in operating activities was due primarily to a decrease in revenues at TPC, a decrease in accounts receivable, an increase in accounts payable and accrued liabilities, and a decrease in cash paid for interest for the three months ended March 31, 2018 as compared to the same period in 2017.

The decrease in cash from financing activities was due primarily to a decrease in proceeds from the sale of common stock for the three months ended March 31, 2018 as compared to the same period in 2017.

Private Placement Offering

During the three months ended March 31, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 10,167,000 shares of its common stock in amount of $203,339.

Short-Term Debt and Lines of Credit

The Company did not enter into any new short-term debt or lines of credit with third parties during the three months ended March 31, 2018.

Convertible Notes Payable

During the three months ended March 31, 2018, the Company did not issue any new convertible notes.

During the three months ended March 31, 2018, there were no conversion of convertible notes for common stock.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of March 31, 2018, the Company had an accumulated deficit of approximately $42 million. During the three months ended March 31, 2018, the Company incurred operating losses of $1,448,714 and used cash in operating activities of $691,044. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our operations and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended March 31, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on October 9, 2018.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended March 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of March 31, 2018. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended March 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

The SEC Litigation seeks permanent injunctions, disgorgement of ill-gotten gains plus prejudgment interest thereon, and civil monetary penalties as to Premier and Letcavage, as well as a penny stock bar and an officer-and-director bar against Mr. Letcavage. The SEC Litigation is currently being set for trial. The Company and Mr. Letcavage are currently vigorously contesting the SEC Litigation. Settlement discussions to date have not been productive. At this time, an estimate of the outcome of this matter cannot be determined.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a number of very significant risks. You should carefully consider the risk factors included in the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2017, as filed on October 9, 2018, in addition to other information contained in those reports and in this quarterly report in evaluating the Company and its business before purchasing shares of its common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the three months ended March 31, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 10,167,000 shares of its common stock in amount of $203,339. Additionally, 11,046,137 shares of common stock were issued for consulting services valued at prices ranging from $0.028 to $0.030 per share.

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

Date: June 27, 2019

