Form 10-Q
period 2018-06-30
PREMIER HOLDING CORP.
filed 2019-06-28
CIK 1030916

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

PREMIER HOLDING CORPORATION

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PREMIER HOLDING CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$130,043	$570,527
Accounts receivable, net	364,317	480,304
Prepaid expenses	275,432	244,454
Inventory	5,871	5,871
Related party receivable - managing director	52,429	52,429
Total current assets	828,092	1,353,585

Equipment, net	196,218	122,257
Intangible asset, net	125,000	125,000
Total assets	$1,149,310	$1,600,842

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$594,132	$433,842
Accounts payable - related party	260,285	201,156
Convertible note, net	1,385,056	1,307,758
Notes payable	328,822	115,386
Derivative liability	478,600	226,000
Total liabilities	3,046,895	2,284,142

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred stock - undesignated, $0.0001 par value, 42,750,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	–	–
Series A Preferred stock, $0.0001 par value, 7,000,000 shares authorized; 200,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20	20
Series B Preferred stock, $0.0001 par value, 250,000 shares authorized; 250,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	25	25
Common stock, $0.0001 par value, 1,400,000,000 shares authorized; 504,236,875 and 457,541,710 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	50,424	45,754
Common stock to be issued	14,000	14,000
Treasury stock	(869,000)	(869,000)
Additional paid-in capital	41,843,695	40,588,176
Accumulated deficit	(42,314,205)	(39,918,531)
Total Premier Holding Corporation stockholders' equity	(1,275,041)	(139,556)
Non-controlling interest	(622,544)	(543,744)
Total stockholders' equity	(1,897,585)	(683,300)
Total liabilities and stockholders' equity	$1,149,310	$1,600,842

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE:
TPC commission revenue	$(4,002,975)	$760,189	$1,049,292	$1,414,553
Product revenue	–	–	–	2,515
Total revenue	(4,002,975)	760,189	1,049,292	1,417,068

COST OF REVENUE	–	150	–	3,364

GROSS PROFIT	(4,002,975)	760,039	1,049,292	1,413,704

OPERATING EXPENSES:
Selling, general and administrative	1,013,735	1,637,636	2,967,716	5,947,831

Total operating expenses	1,013,735	1,637,636	2,967,716	5,947,831

OPERATING LOSS	(5,016,710)	(877,597)	(1,918,424)	(4,534,127)

OTHER INCOME (EXPENSE):
Interest expense	(154,622)	(159,203)	(303,449)	(366,476)
Gain on change in fair value of derivative liability	(177,600)	116,000	(252,600)	374,000
Total other expense, net	(332,222)	(43,203)	(556,049)	7,524

LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(5,348,932)	(920,800)	(2,474,473)	(4,526,603)

Income taxes	–	–	–	–

LOSS BEFORE NON-CONTROLLING INTEREST	(5,348,932)	(920,800)	(2,474,473)	(4,526,603)

NET LOSS	$(5,348,932)	$(920,800)	$(2,474,473)	$(4,526,603)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$19,757	$574	$78,800	$30,242

NET LOSS ATTRIBUTABLE TO PREMIER HOLDING CORPORATION	$(5,329,175)	$(920,226)	$(2,395,673)	$(4,496,361)

Net loss Attributable to Premier Holding Corporation per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	479,277,148	404,003,029	472,366,966	384,404,417

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

PREMIER HOLDING CORPORATION

Condensed Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,474,473)	$(4,526,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares based payments issued for services	718,619	2,429,428
Gain on change in fair value of derivative liability	252,600	(374,000)
Warrants and options issued for services	–	808,356
Depreciation and amortization expense	27,038	24,381
Amortization of debt discounts	157,298	213,457
Changes in operating assets and liabilities:
Accounts receivable	115,987	(25,198)
Prepaid expenses	(30,978)	(28,294)
Inventory	–	(7,670)
Accounts payable and accrued liabilities	160,289	63,233
Net cash used in operating activities	(1,073,620)	(1,422,910)

CASH USED IN INVESTING ACTIVITIES:
Purchase of equipment	(100,999)	–
Net cash used in investing activities	(100,999)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from related party	59,129	43,033
Proceeds from notes payable	287,205	–
Payments for notes payable	(73,769)	(13,266)
Proceeds from common stock payable	–	279,576
Proceeds from sale of common stock	461,570	858,590

Net cash provided by financing activities	734,135	1,167,933

NET CHANGE IN CASH	(440,484)	(254,977)
CASH AT BEGINNING OF PERIOD	570,527	1,811,503
CASH AT END OF PERIOD	$130,043	$1,556,526

SUPPLEMENTAL INFORMATION:
Cash paid during the period for:
Interest	$71,108	$146,987
Income taxes	$–	$–
Non-cash investing and financing activities:
Common stock issued for conversion of debt	$80,000	$321,500

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

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

During the six months ended June 30, 2018, there were several other new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had an accumulated deficit of approximately $42 million. For the six months ended June 30, 2018 and 2017, the Company incurred operating losses of $1,918,424 and $4,534,127, respectively, and used cash in operating activities of $1,073,620 and $1,422,910, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company recognizes it will need to raise additional capital in order to fund operations, meet its payment obligations and execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company and whether the Company will generate revenues, become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds on favorable terms, it will have to develop and implement a plan to further extend payables and to raise capital through the issuance of debt or equity which may be on less favorable terms, until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If the Company is unable to obtain financing on a timely basis, the Company could be forced to sell its assets, discontinue its operations and/or pursue other strategic avenues to commercialize its technology.

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

NOTE 3 – ACQUISITIONS & GOODWILL

The following table presents details of the Company’s goodwill as of June 30, 2018 and December 31, 2017:

The Power Company USA, LLC
Balances at January 1, 2017:	$4,000,000
Aggregate goodwill acquired	–
Impairment losses	(4,000,000)
Balances at December 31, 2017:	–
Aggregate goodwill acquired	–
Impairment losses	–
Balances at June 30, 2018:	$–

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

The total amount of goodwill that is expected to be deductible for tax purposes is $4,500,000 and is amortized over 15 years. The total amortization expense for tax purposes for the six months ended June 30, 2018 is $75,000.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

Convertible Notes Payable

Between July 15, 2014 and December 21, 2015, the Company entered into convertible notes with third-parties for use as operating capital for a total of $1,358,500. The convertible notes payable agreements require the Company to repay the principal, together with 10 - 18% annual interest by the agreements’ expiration dates ranging between July 15, 2019 and August 6, 2020. The notes are secured by assets of the Company and mature five years from the issuance date and automatically convert into shares of common stock at a conversion price of 80% of the closing market price on the last day of the month upon which the maturity date falls, unless an election is made for repayment in cash one year from the contract date. In the event such an election is made, the holders may convert the note in whole or in part into shares of common stock at a conversion price of 80% of the average closing market price over the prior 30 days of trading. During the six months ended June 30, 2018, a total of $40,000 of these notes were converted into shares of common stock, with a total of $775,000 of these notes remaining as of June 30, 2018.

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

Between March 9, 2015 and May 11, 2016, the Company entered into convertible notes with third parties for use as operating capital for a total of $2,074,800. The convertible notes payable agreements require the Company to repay the principal, together with 12% annual interest by the agreements’ expiration dates ranging between March 9, 2018 and May 11, 2019. The notes are secured by assets of the Company and mature three years from the issuance date. Six months from the contract date, the holders may elect to convert the note in whole or in part into shares of common stock at $0.15. Two warrants were issued with each note including (1) a warrant to purchase an amount of equal to 50% of face value of the note at an exercise price $0.15 for a period of three years following the note issuance date and (2) a warrant to purchase an amount of equal to 83.33% of face value of the note at an exercise price $0.25 for a period of three years following the note issuance date. The Company recorded an aggregate debt discount of $686,536 for the fair value of these warrants through June 30, 2018, which is being amortized over the term of the notes, and is included in convertible notes on the Company’s balance sheet at an unamortized remaining balance of $6,659. The total debt discount recorded during the six months ended June 30, 2018 and 2017 was $0 and $0, respectively. Interest expense related to the amortization of this debt discount for the six months ended June 30, 2018 and 2017 was $56,261 and $70,626, respectively. During the six months ended June 30, 2018, a total of $40,000 of these notes were converted into shares of common stock, with a total of $952,300 of these notes remaining as of June 30, 2018.

During the six months ended June 30, 2018, the total of all notes converted was $80,000. The net balance of all notes as of June 30, 2018 of $1,334,258 reflects total notes of $1,727,300, net of debt discounts of $6,659 related to the warrants and $335,585 related to the derivative liability (see Note 5).

Notes Payable

During the six months ended June 30, 2018, the Company’s subsidiary, TPC, entered into five fundings agreements for aggregate net proceeds of approximately $187,000, requiring repayments ranging from approximately $300 to $1200 per business day until repaid. Total repayments under these agreements was approximately $60,000 for the six months ended June 30, 2018, leaving an aggregate balance of $127,268 which is included in notes payable as of June 30, 2018. Additionally, TPC, borrowed approximately $100,000 for the purchase of a vehicle with interest at 6%. Total repayments for all vehicle loans was approximately $14,000 for the six months ended June 30, 2018 leaving an aggregate balance of $201,554 which is included in notes payable as of June 30, 2018.

During the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $303,449 and $366,476, respectively.

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

The valuation of the derivative liability attached to the convertible debt was determined by management using a binomial pricing model that values the derivative liability within the notes. Using the results from the model, the Company recorded a derivative liability of $478,600 for the fair value of the convertible feature included in the Company’s convertible debt instruments as of June 30, 2018. The derivative liability recorded for the convertible feature created a debt discount of $1,438,000, which is being amortized over the remaining term of the notes using the effective interest rate method and is included in convertible notes on the balance sheet at June 30, 2018 with an unamortized balance of $335,585. Interest expense related to the amortization of this debt discount for the six months ended June 30, 2018, was $101,038. Additionally, $0 of debt discount was charged to interest expense during the six months ended June 30, 2018, representing the amount of debt discount in excess of the convertible debt. A total of $0 of the debt discount was charged to interest expense during the six months ended June 30, 2018 related to convertible debt converted during the year.

Key inputs and assumptions used to value the embedded conversion feature in the month the Notes became convertible were as follows:

•	The average value of a share of Company stock in the month the Notes became convertible, the measurement date - ranging from $0.026 - $0.077 (per the over-the-counter market quotes);
•	The average conversion price of all Notes issued in their month of issuance, with such conversion price determined based on 80% of the average over-the-counter market price for the 30 days preceding the one-year anniversary of all Notes in that month’s pool;
•	The number of shares into which Notes in pool would convert - face amount of the Notes in that month’s pool divided by the average conversion price for Notes included in that month’s pool;
•	Risk free rate - 2.5%;
•	Dividend yield - 0.0%;
•	Assumed annual volatility of Company stock ranging from 109.4% – 131.7%; and
•	The Company would be unable to repay the notes within their term.

Additional key inputs and assumptions used to value the embedded conversion feature as of June 30, 2018:

•	The value of a share of Company stock on June 30, 2018, the measurement date - $0.0200 (per the over-the-counter market quotes);
•	Conversion price - $0.0145, based on 80% of the average quoted market price for the Company’s common stock for the 30-day period ended June 30, 2018; and
•	Number of shares into which Notes would convert - face value of Notes divided by $0.0145.

The following table summarizes the derivative liability included in the consolidated balance sheet:

Derivative liability as of December 31, 2017	$226,000
Change in fair value of derivative liability	252,600
Derivative on new loans	–
Reduction due to debt conversions	–
Derivative liability as of June 30, 2018	$478,600

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

On June 3, 2013, the Company filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada Secretary of State giving it the authority to issue 50,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2018, there were 200,000 Series A Non-Voting Convertible Stock shares and 250,000 Series B Voting Convertible Preferred Stock shares issued and outstanding.

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

During the six months ended June 30, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,482,363 shares of its common stock in amount of $461,570. Additionally, 14,046,137 shares of common stock were issued for consulting services valued at prices ranging from $0.025 to $0.030 per share, based upon the fair value of the common stock on the measurement date totaling $718,619, which was recognized immediately as general and administrative expense.

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

Options for Common Stock

A summary of option activity as of June 30, 2018 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	1,650,000	$0.04	4.53	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at December 31, 2017	1,650,000	0.04	3.52	–

Granted	–	–	–	–
Exercised	–	–	–	–
Canceled/forfeited/expired	–	–	–	–
Outstanding at June 30, 2018	1,650,000	0.04	2.03	$21,000
Options vested and exercisable at June 30, 2018	1,650,000	$0.04	2.03	$21,000

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

Warrants for Common Stock

A summary of warrant activity as of June 30, 2018 is presented below:

	Number Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2017	227,271,136	$0.089	1.44	$–
Granted	78,395,012	0.080	0.76	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(158,166,661)	0.085	–	–
Warrants vested and exercisable at December 31, 2017	147,499,487	0.089	1.50	–

Granted	35,184,000	0.070	0.82	–
Exercised	–	–	–	–
Canceled/forfeited/expired	(30,648,331)	0.101	–	–
Outstanding at June 30, 2018	152,035,156	0.082	1.19	–
Warrants vested and exercisable at June 30, 2018	152,035,156	$0.082	1.19	$–

During the six months ended June 30, 2018, the Company issued 35,184,000 warrants included with certain stock purchases from accredited investors, with exercise prices ranging from $0.07 to $0.10, and expiration dates ranging from 1 to 2 years. There was no expense resulting from these warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018 and 2017, Mr. Letcavage (directly or through related entities) earned $159,720 and $215,160, respectively as compensation for his role as our CEO and CFO. The following tables outline the related parties associated with the Company and amounts due or receivable for each period indicated.

Name of Related Party	Relationship with the Company
iCapital Advisory	Consultant company owned by the CEO of the Company
Jamp Promotion	Company owned by Patrick Farah, a managing director of TPC
Mason Ventures and Sebo Services	Companies owned by Shadie Kalkas, a managing director of TPC

Amounts due to related parties	June 30, 2018	December 31, 2017
iCapital Advisory – consulting fees and expenses	$169,785	$110,656
Jamp Promotion – commissions	90,500	90,500
	$260,285	$201,156

Related party receivable - Mason Ventures and Sebo Services	$52,429	$52,429

During the six months ended June 30, 2018, the Company received loans from Mason Ventures of approximately $0 and repaid $0. The loans are unsecured and non-interest bearing.

Additionally, we have also reviewed the facts and circumstance of our relationship with Nexalin Technology and iCapital Advisory, both of which are affiliated companies of our CEO, and have assessed whether these two companies are variable interest entities (VIEs). Based on the guidance provided in ASC 810, Consolidation, these two companies are not considered VIEs. The Company is not the primary beneficiary of Nexalin Technology and iCapital Advisory and, whether those two companies have any income (losses) for the six months ended June 30, 2018, it would not be absorbed by Premier Holding Corporation.

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

NOTE 9 – SUBSEQUENT EVENTS

From July 2018 through June 2019 the Company entered into a series of stock purchase agreements with accredited investors for the sale of 55,446,620 shares of its common stock in the aggregate amount of $739,295.

From July 2018 through June 2019, the Company issued an aggregate of 47,995,002 shares of its common stock for services with an aggregate fair value of $511,085.

From July 2018 through June 2019, the Company issued an aggregate of 41,553,332 shares of its common stock for the conversion of convertible notes payable with an aggregate fair value of $523,300.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Three Months Ended June 30,
	2018	2017
Revenues	$544,025	$760,189
Cost of revenues	–	150
Gross profit	544,025	760,039
Selling, general and administrative expenses	1,013,735	1,637,636
Operating loss	$(469,710)	$(877,597)

The decrease in revenue for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

The decrease in cost of revenue for the six months ended June 30, 2018, compared to the three months ended June 30, 2017 is due to a reduction in product revenue from our E3 subsidiary.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 is due primarily to a decrease in stock and cash compensation paid to consultants related to strategic business and financial advisory services, a decrease in the use of contract labor, and a decrease in bonuses paid.

Other Income (Expense)

	Three Months Ended June 30,
	2018	2017
Interest expense	$(154,622)	$(159,203)
Gain (loss) on change in fair value of derivative liability	(177,600)	116,000
Total other income (expense)	$(332,222)	$(43,203)

The increase in other income (expense) for the three months ended June 30, 2018, compared to the prior period is mainly attributable to an increase in the loss on change of fair value of the derivative liability, partially offset by decreased interest expense as a result of the decrease in convertible notes from conversions to common stock.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017

Revenue and Operating Expenses

The Company’s revenue and operating expenses for the six months ended June 30, 2018 and 2017 are summarized as follows:

	Six Months Ended June 30,
	2018	2017
Revenues	$1,049,292	$1,414,553
Cost of revenues	–	2,515
Gross profit	1,049,292	1,413,704
Selling, general and administrative expenses	2,967,716	5,947,831
Operating loss	$(1,918,424)	$(4,534,127)

The decrease in revenue for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 is due primarily to a reduction in residential revenue at TPC, which was due primarily to the sales agent attrition of approximately 25% of the door-to-door sales force. The average number of agents in the field fell from 80 in September of 2016 to 60 in September 2017. The drop in the number of agents was due primarily to an outside sales organization who recruited these agents. Since then, TPC has settled a suit that TPC initiated against this firm in which, along with a monetary penalty, the firm agreed to not solicit TPC agents in the future. TPC is actively recruiting to replace this sales force. Also, sales were impacted due to the transitioning of resources to call center and online residential sales in preparation for transitioning to selling our own alternative supplier.

The decrease in cost of revenue for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 is due to a reduction in product revenue from our E3 subsidiary.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 is due primarily to a decrease in stock and cash compensation paid to consultants related to strategic business and financial advisory services, a decrease in the use of contract labor, and a decrease in professional fees, travel and entertainment, and bonuses paid.

Other Income (Expense)

	Six Months Ended June 30,
	2018	2017
Interest expense	$(303,449)	$(366,476)
Gain (loss) on change in fair value of derivative liability	(252,600)	374,000
Total other income (expense)	$(556,049)	$7,524

The increase in other income (expense) for the six months ended June 30, 2018, compared to the prior period is mainly attributable to an increase in the loss on change of fair value of the derivative liability, partially offset by decreased interest expense as a result of the decrease in convertible notes from conversions to common stock.

Liquidity and Capital Resources

Working Capital

The following table sets forth a summary of working capital as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Current assets	$828,092	$1,353,585
Current liabilities	3,046,895	2,284,142
Working capital	$(2,218,803)	$(930,557)

The decrease in working capital is due primarily from the reduction cash balances and accounts receivable as a result of decrease revenues, along with an increase in accounts payable and accrued liabilities, notes payable, and the derivative liability related to convertible notes.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended June 30, 2018 and 2017:

	Six months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,073,620)	$(1,422,910)
Net cash used in investing activities	(100,999)	–
Net cash provided by financing activities	734,135	1,167,933
Change in cash	$(440,484)	$(254,977)

The decrease in cash used in operating activities was due primarily to a decrease in net loss, a decrease in accounts receivable, an increase in accounts payable and accrued liabilities, and a decrease in cash paid for interest for the six months ended June 30, 2018 as compared to the same period in 2017.

The decrease in cash from financing activities was due primarily to a decrease in proceeds from the sale of common stock for the six months ended June 30, 2018 as compared to the same period in 2017.

Private Placement Offering

During the six months ended June 30, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,482,363 shares of its common stock in amount of $461,570.

Short-Term Debt and Lines of Credit

During the six months ended June 30, 2018, the Company’s subsidiary, TPC, entered into five fundings agreements for aggregate net proceeds of approximately $187,000, requiring repayments ranging from approximately $300 to $1200 per business day until repaid. Total repayments under these agreements was approximately $60,000 for the six months ended June 30, 2018, leaving an aggregate balance of $127,268 which is included in notes payable as of June 30, 2018. Additionally, TPC, borrowed approximately $100,000 for the purchase of a vehicle. Total repayments for all of vehicle loans was approximately $14,000 for the six months ended June 30, 2018 leaving an aggregate balance of $201,554 which is included in notes payable as of June 30, 2018.

Convertible Notes Payable

During the six months ended June 30, 2018, the Company did not issue any new convertible notes.

During the six months ended June 30, 2018, the total of all notes converted was $80,000.

The unaudited condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has financed its operations primarily through proceeds from the issuance of common stock and convertible notes payable. As of June 30, 2018, the Company had an accumulated deficit of approximately $42 million. During the six months ended June 30, 2018, the Company incurred operating losses of $1,918,424 and used cash in operating activities of $1,073,620. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our operations and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended June 30, 2018 and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on October 9, 2018.

Recently Issued Accounting Pronouncements

Any recently issued accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended June 30, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management, with the participation of the Company’s principal executive officer and principal financial officer has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, the Company’s management concluded its internal control over financial reporting was not effective as of June 30, 2018. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for the quarter ended June 30, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

During the six months ended June 30, 2018, the Company entered into a series of stock purchase agreements with accredited investors for the sale of 27,482,363 shares of its common stock in amount of $461,570. Additionally, 14,046,137 shares of common stock were issued for consulting services valued at prices ranging from $0.025 to $0.030 per share.

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

